Form 10-Q
period 1994-06-30
BMC INDUSTRIES INC/MN/
filed 1994-08-12
CIK 215310

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----   SECURITIES EXCHANGE ACT OF 1934.  For the Quarterly Period ended
        June 30, 1994.

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----   SECURITIES EXCHANGE ACT OF 1934.  For the Transition Period from
          N/A   to      .
        -------    -----

Commission File No. 1-8467


                              BMC INDUSTRIES, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


                MINNESOTA                           41-0169210
               -----------                         ------------
        (State of Incorporation)        (IRS Employer Identification No.)

               Two Appletree Square, Minneapolis, Minnesota 55425
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (612) 851-6000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                     X   Yes                              No
                   -----                            -----

BMC Industries, Inc. has outstanding 6,663,921 shares of common stock as of August 11, 1994. There is no other class of stock outstanding.


                                  Page 1 of 12.
                         Exhibit Index Begins at Page 9.

                         PART I    FINANCIAL INFORMATION

                              BMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


Item 1:  Financial Statements

                                                                   JUNE 30    DECEMBER 31
                                                                   -------    -----------
ASSETS                                                                1994           1993
- - -----------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                       $ 19,427       $ 10,927
  Trade accounts and notes receivable, net of allowances            23,251         22,711
  Inventories - Note 5                                              32,469         27,278
  Deferred income taxes                                              4,371          4,051
  Other current assets                                               6,015          6,547
- - -----------------------------------------------------------------------------------------
     Total Current Assets                                           85,533         71,514
- - -----------------------------------------------------------------------------------------
Property, Plant and Equipment                                      123,920        116,990
Less Accumulated Depreciation                                       80,676         73,985
                                                                  --------       --------
     Property, Plant and Equipment - Net                            43,244         43,005
                                                                  --------       --------
Deferred Income Taxes                                                6,667          8,095
Other Assets - Net                                                   8,008          7,698
- - -----------------------------------------------------------------------------------------
Total Assets                                                      $143,452       $130,312
- - -----------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt                               $  8,913       $  8,914
  Accounts payable                                                  12,438          9,828
  Accrued expenses                                                  23,814         18,255
- - -----------------------------------------------------------------------------------------
     Total Current Liabilities                                      45,165         36,997
- - -----------------------------------------------------------------------------------------
Long-Term Debt                                                       8,103         18,333
Other Liabilities                                                   18,486         15,237
Deferred Income Taxes                                                  942            845

Stockholders' Equity
  Common stock                                                      47,497         43,611
  Other                                                             (1,165)        (1,097)
  Retained earnings                                                 20,468         13,928
  Cumulative translation adjustment                                  3,956          2,458
- - -----------------------------------------------------------------------------------------
     Total Stockholders' Equity                                     70,756         58,900
- - -----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                        $143,452       $130,312
- - -----------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.


                                    Page 2.

                              BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                      THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                            JUNE 30                JUNE 30
                                                                     --------------------   ---------------------
                                                                         1994        1993        1994        1993
- - -----------------------------------------------------------------------------------------------------------------
Revenues
  Net Sales of primary products                                      $ 53,701    $ 48,436   $ 105,946    $ 94,344
  Equipment and technology sales                                        3,604         841       3,765         954
- - -----------------------------------------------------------------------------------------------------------------
    Total Revenues                                                     57,305      49,277     109,711      95,298
- - -----------------------------------------------------------------------------------------------------------------
Operating Costs and Expenses
  Cost of sales of primary products                                    43,496      39,705      87,562      78,861
  Cost of equipment and technology sales                                2,674          43       2,944         276
  Selling                                                               2,067       1,951       4,102       3,966
  Administrative                                                          945         935       2,055       2,097
- - -----------------------------------------------------------------------------------------------------------------
    Total Operating costs and expenses                                 49,182      42,634      96,663      85,200
- - -----------------------------------------------------------------------------------------------------------------
Income from operations                                                  8,123       6,643      13,048      10,098
- - -----------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
  Interest expense                                                       (837)     (1,281)     (1,812)     (2,680)
  Interest income                                                         127          41         211         115
  Other                                                                   (44)        (26)         17          (7)
- - -----------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations before Income Taxes
  and Cumulative Effect of Accounting Changes                           7,369       5,377      11,464       7,526
Income Tax Provision                                                    2,692       1,571       4,085       2,303
- - -----------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations before Cumulative
  Effect of Accounting Changes                                          4,677       3,806       7,379       5,223
Provision for Loss Related to Discontinued Operation (less
  applicable income tax benefit of $461)--(Note 2)                         --          --        (839)         --
- - -----------------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of Accounting Changes                 4,677       3,806       6,540       5,223
Cumulative Effect of Accounting Changes (Note 3)                           --          --          --      12,131
- - -----------------------------------------------------------------------------------------------------------------
Net Earnings                                                         $  4,677    $  3,806   $   6,540    $ 17,354
- - -----------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------
Earnings Per Share from Continuing Operations                        $   0.69    $   0.62   $    1.10    $   0.86
Loss Per Share Related to Discontinued Operation                           --          --        (.13)         --
Cumulative Effect of Accounting Changes                                    --          --          --        2.01
- - -----------------------------------------------------------------------------------------------------------------
Net Earnings Per Share                                               $   0.69    $   0.62   $    0.97    $   2.87
- - -----------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------
Number of Shares Included in Per Share Computation                      6,785       6,166       6,711       6,049
- - -----------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.


                                     Page 3.

                              BMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30
                                                                        ----------------------
                                                                           1994           1993
Net Cash Provided by (Used in) Operating Activities
  Net earnings                                                           $6,540         $17,354
  Depreciation and amortization                                           4,426           4,772
  Effect of accounting changes                                                0         (12,131)
  Changes in operating assets and liabilities                             6,954            (970)
- - -----------------------------------------------------------------------------------------------
    Total                                                                17,920           9,025
- - -----------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities
  Additions to property, plant and equipment                             (3,064)         (3,496)
  Other                                                                       2             126
- - -----------------------------------------------------------------------------------------------
    Total                                                                (3,062)         (3,370)
- - -----------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities
  Decrease in short-term borrowings                                           0            (13)
  Repayment of long-term debt(1)                                         (8,549)         (8,860)
  Common stock issued(1)                                                  2,009             686
- - -----------------------------------------------------------------------------------------------
    Total                                                                (6,540)         (8,187)
- - -----------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                182             (53)
- - -----------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                      8,500          (2,585)
Cash and Cash Equivalents at Beginning of Period                         10,927           9,376
- - -----------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                              $19,427          $6,791
- - -----------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------

(1) IN 1994, IN ADDITION TO THE LONG-TERM DEBT REPAYMENT AND COMMON STOCK ISSUANCE SHOWN ABOVE, $1,809 OF LONG-TERM DEBT WAS FORGIVEN AS CONSIDERATION FOR THE EXERCISE OF WARRANTS.

See accompanying Notes to Condensed Consolidated Financial Statements.


                                     Page 4.

                              BMC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, and the results of operations and the cash flows for the periods ended June 30, 1994 and 1993. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the period ended June 30, 1993 have been reclassified to conform to the presentation for the period ended June 30, 1994. The results of the operations for the three-month and six-month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1993 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

2. In the first quarter of 1994, the Company made a provision for estimated losses of $1,300, less applicable income tax effect of $461, related to a discontinued operation. This provision was prompted by claims and expenses growing out of environmental contamination and other claims related to the discontinued operation. The environmental contamination occurred before 1980 at an operation acquired by BMC in 1983 and disposed of in 1986.

3. Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Financial Accounting Standards Board Statement No. 109, ACCOUNTING FOR INCOME TAXES. As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to increase net income by $12,855 or $2.13 per share. The principal change affecting the Company under Statement No. 109 is a change in the recognition and measurement criteria with respect to deferred tax assets.

     Also effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The cumulative effect of adopting Statement No. 106 was to decrease net income by $724, net of tax, or $.12 per share. Under the new rules the Company accrues the expected cost of providing postretirement benefits other than pensions during the years that eligible employees render service.

4.   Earnings Per Share

     Primary earnings per share is computed using the weighted average number of common and common equivalent shares during the period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method. Fully diluted earnings per share did not differ significantly from primary earnings per share in both years.


                                     Page 5.


5.   Inventories.                    JUNE 30, 1994          DECEMBER 31, 1993
                                     -------------          -----------------
     Raw materials                         $12,757                    $ 8,543
     Work in process                         7,179                      4,559
     Finished goods                         12,533                     14,176
                                           -------                    -------
     Total Inventories                     $32,469                    $27,278
                                           -------                    -------
                                           -------                    -------

6.   Long-term Contract.

     Work is continuing on a long-term contract for the construction of aperture mask production equipment for a customer in China. At June 30, 1994, the contract was 11.5% complete. No change has been made in the estimate of costs to complete the contract.


                                     Page 6.

                              BMC INDUSTRIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1994 AND 1993

Total revenues for the second quarter of 1994 increased by $8.0 million or 16.3% from the second quarter of 1993. Net sales of primary products increased $5.3 million or 10.9% from the second quarter of 1993. Net sales of the Precision Imaged Products group increased by 11.7%, due primarily to an improvement in sales mix related to increased sales of larger-sized and invar color television aperture masks. Net sales of the Optical Products group increased 9.4%, due primarily to an increase in unit sales of polycarbonate eyewear lenses.

Cost of sales of primary products was 81.0% of net sales for the second quarter of 1994, compared to 82.0% in the same period of 1993. The improvement occurred in both groups and was due primarily to improved sales mix and enhanced manufacturing efficiencies.

Interest expense declined by $444,000 in the second quarter of 1994 compared to the second quarter of 1993, due to lower average debt balances. The lower debt levels are a result of scheduled principal payments, optional prepayments and warrant exercise in exchange for debt forgiveness made over the last twelve months.

The provision for income taxes was 36.5% of pre-tax income in the second quarter of 1994 compared to 29.2% for the same period in 1993. The Company anticipates that its effective tax rate for the total year of 1994 will be in the approximate range of 34% to 38%.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1994 AND 1992

Total revenues for the first six months of 1994 increased $14.4 million or 15.1% over those for the first six months of 1993. Net sales of primary products increased $11.6 million or 12.3%. Net sales of the Precision Imaged Products group increased by 13.2% due primarily to an increase in unit sales and improvement in sales mix related to increased sales of larger-sized and invar color television aperture masks. Net sales of the Optical Products group increased 10.7%, due primarily to an increase in unit sales of polycarbonate eyewear lenses.

Cost of sales of primary products was 82.6% of net sales in the first six months of 1994 compared to 83.6% in the same period of 1993. The improvement occurred in both groups and was due primarily to improved sales mix and enhanced manufacturing efficiencies.

Interest expense declined by $868,000 in the first six months of 1994 compared to the same period in 1993, due to lower average debt balances. The lower debt levels are a result of scheduled principal payments, optional prepayments and warrant exercise in exchange for debt forgiveness made over the last twelve months.


                                     Page 7.

The provision for income taxes was 35.6% of pre-tax income in the second quarter of 1994 compared to 30.6% for the same period in 1993. The Company anticipates that its effective tax rate for the total year of 1994 will be in the approximate range of 34% to 38%.

FINANCIAL POSITION AND LIQUIDITY
- - --------------------------------

Cash and cash equivalent balances increased by $8.5 million during the first six months of 1994, due primarily to collections on an equipment contract, the exercise of warrants and an increase in accounts payable partially offset by capital spending and an increase in inventories. Working capital was $40.4 million at June 30 1994, compared to $34.5 million at December 31, 1993. The current ratio was 1.9 at June 30, 1994, unchanged from December 31, 1993.

Total debt was $17.0 million at June 30, 1994, compared to $27.2 million at December 31, 1993. The ratio of debt to equity improved to 0.2 at June 30, 1994, compared to 0.5 at December 31, 1993. The ratio of total liabilities to equity declined to 1.0 at June 30, 1994, compared to 1.2 at December 31, 1993.

The Company had $38.3 million available for short-term borrowing under domestic and foreign bank lines at June 30, 1994. As of June 30, 1994, the Company had commitments of $9.0 million for capital purchases primarily related to aperture mask expansion projects previously announced.

Management believes that sufficient cash can be generated through operations and borrowings to finance the Company's short and long-term cash needs.


                                     Page 8.

PART II.  OTHER INFORMATION
- - ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

              28.1 News Release, dated July 26, 1994, announcing second quarter 1994 operating results...Filed herewith, page 10.

         (b)  REPORTS ON FORM 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.


SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BMC INDUSTRIES, INC.


                                   /s/ Terry R. Nygaard
                                   --------------------
                                   Terry R. Nygaard
                                   Controller (Principal Accounting Officer)

Dated:  August 12, 1994


                                     Page 9.