Form 10-Q
period 1994-09-30
BMC INDUSTRIES INC/MN/
filed 1994-11-14
CIK 215310

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----          EXCHANGE ACT OF 1934.  For the Quarterly Period ended September
               30, 1994.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934.  For the Transition Period from  N/A  to      .
                                                                 ----     ----

Commission File No. 1-8467


                              BMC INDUSTRIES, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


                MINNESOTA                        41-0169210
                ---------                        -----------
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

BMC Industries, Inc. has outstanding 13,344,842 shares of common stock as of November 9, 1994. There is no other class of stock outstanding.


                                  Page 1 of 14.
                         Exhibit Index Begins at Page 9.

PART I    FINANCIAL INFORMATION

                              BMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

Item 1:  Financial Statements


                                                September 30    December 31
ASSETS                                                  1994           1993
- ----------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                         $  8,630       $ 10,927
  Trade accounts and notes receivable,
   net of allowances                                  24,778         22,711
  Inventories - Note 7                                29,672         27,278
  Deferred income taxes                                2,783          4,051
  Other current assets                                 5,540          6,547
- ----------------------------------------------------------------------------
    Total Current Assets                              71,403         71,514
- ----------------------------------------------------------------------------

Property, Plant and Equipment                        129,878        116,990
Less Accumulated Depreciation                         85,064         73,985
                                                     -------        -------
   Property, Plant and Equipment - Net                44,814         43,005
                                                     -------        -------
Deferred Income Taxes                                  7,853          8,095
Other Assets - Net                                     7,950          7,698
- ----------------------------------------------------------------------------

Total Assets                                        $132,020       $130,312
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                 $     19       $  8,914
  Accounts payable                                    13,013          9,828
  Income taxes payable                                 6,362          3,976
  Accrued expenses                                    19,745         14,279
- ----------------------------------------------------------------------------
    Total Current Liabilities                         39,139         36,997
- ----------------------------------------------------------------------------

Long-Term Debt                                            52         18,333
Other Liabilities                                     15,617         15,237
Deferred Income Taxes                                    909            845

Stockholders' Equity
  Common stock                                        50,626         43,611
  Other                                               (1,165)        (1,097)
  Retained earnings                                   22,487         13,928
  Cumulative translation adjustment                    4,355          2,458
- ----------------------------------------------------------------------------
    Total Stockholders' Equity                        76,303         58,900
- ----------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity          $132,020       $130,312
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30                  September 30
                                                                         ----------------------       ------------------------
                                                                            1994           1993           1994           1993
- ------------------------------------------------------------------------------------------------------------------------------

Revenues
  Net sales of primary products                                          $53,488        $44,558       $159,434       $138,902
  Equipment and technology sales                                             491            650          4,256          1,604
- ------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                        53,979         45,208        163,690        140,506
- ------------------------------------------------------------------------------------------------------------------------------
Operating Costs and Expenses
  Cost of sales of primary products                                       45,593         39,421        133,155        118,282
  Cost of equipment and technology sales                                     201            301          3,145            577
  Selling                                                                  2,038          1,818          6,140          5,784
  Administrative                                                             994            729          3,049          2,826
- ------------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                                    48,826         42,269        145,489        127,469
- ------------------------------------------------------------------------------------------------------------------------------

Income from Operations                                                     5,153          2,939         18,201         13,037
- ------------------------------------------------------------------------------------------------------------------------------

Other Income and (Expense)
  Interest expense                                                        (1,240)        (1,149)        (3,052)        (3,829)
  Interest income                                                            168             44            379            159
  Other                                                                      (36)            72            (19)            65
- ------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations before Income Taxes
  and Cumulative Effect of Accounting Changes                              4,045          1,906         15,509          9,432
Income Tax Provision                                                       1,759            419          5,844          2,722
- ------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations before Cumulative
  Effect of Accounting Changes                                             2,286          1,487          9,665          6,710
Provision for Loss Related to Discontinued Operation (less
  applicable income tax benefit of $461)--(Note 5)                            --             --           (839)            --
- ------------------------------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of Accounting Changes                    2,286          1,487          8,826          6,710
Cumulative Effect of Accounting Changes (Note 6)                              --             --             --         12,131
- ------------------------------------------------------------------------------------------------------------------------------


Net Earnings                                                             $ 2,286        $ 1,487       $  8,826       $ 18,841
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share from Continuing Operations                            $  0.16        $  0.12       $   0.71       $   0.55
Loss Per Share Related to Discontinued Operation                              --             --           (.06)            --
Cumulative Effect of Accounting Changes                                       --             --             --           0.99
- ------------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share                                                   $  0.16        $  0.12       $   0.65       $   1.54
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Number of Shares Included in Per Share Computation                        13,861         12,594         13,569         12,264
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                                             $  0.02        $    --       $   0.02       $     --
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                              Nine Months Ended
                                                                                September 30
                                                                              -----------------
                                                                                 1994      1993
- -------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities
  Net earnings                                                               $  8,826  $ 18,841
  Depreciation and amortization                                                 6,660     6,322
  Effect of accounting changes                                                      0   (12,131)
  Changes in operating assets and liabilities                                   9,201     2,468
- -------------------------------------------------------------------------------------------------
    Total                                                                      24,687    15,500
- -------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities
  Additions to property, plant and equipment                                   (6,709)   (5,916)
  Other                                                                             6       (16)
- -------------------------------------------------------------------------------------------------
    Total                                                                      (6,703)   (5,932)
- -------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities
  Decrease in short-term borrowings                                               (23)     (194)
  Repayment of long-term debt(1)                                              (22,534)  (13,129)
  Common stock issued(1)                                                        2,036       753
- -------------------------------------------------------------------------------------------------
    Total                                                                     (20,521)  (12,570)
- -------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                      240       (56)
- -------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                           (2,297)   (3,058)
Cash and Cash Equivalents at Beginning of Period                               10,927     9,376
- -------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                   $  8,630  $  6,318
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

(1) IN 1994, IN ADDITION TO THE LONG-TERM DEBT REPAYMENT AND COMMON STOCK ISSUANCE SHOWN ABOVE, $4,911 OF LONG-TERM DEBT WAS FORGIVEN AS CONSIDERATION FOR THE EXERCISE OF WARRANTS.



See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)



1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1994, and the results of operations and the cash flows for the periods ended September 30, 1994 and 1993. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the period ended September 30, 1993 have been reclassified to conform to the presentation for the period ended September 30, 1994. The results of operations for the three-month and nine-month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1993 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


2.   Retirement of Long-Term Debt

     In the third quarter of 1994, the Company repaid all of its outstanding senior, subordinated and industrial development revenue bond debt.


3.   Exercise of Warrants by Warrant Holders


     In the third quarter of 1994, all remaining holders of warrants to purchase the Company's common stock exercised their warrants. As a result, the Company issued 445,605 shares of its common stock to warrant holders. During the nine months ended September 30, 1994, all holders of warrants exercised their warrants resulting in the issuance of 965,514 shares of common stock.


4.   Stock Split

     On August 15, 1994, the Company declared a two-for-one stock split. Shareholders of record on August 25, 1994, received one additional share of common stock for each common share owned on that date. As a result, the number of outstanding shares and earnings per share for prior periods presented have been restated to reflect the split.

5.   Provision for Loss Related to Discontinued Operation

     In the first quarter of 1994, the Company made a provision for estimated losses of $1,300, less applicable income tax effect of $461, related to a discontinued operation. This provision was prompted by claims and expenses growing out of environmental contamination and other claims related to the discontinued operation. The environmental contamination occurred before 1980 at an operation acquired by the Company in 1983 and disposed of in 1986.


6.   Accounting  Changes

     Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Financial Accounting Standards Board Statement No. 109, ACCOUNTING FOR INCOME TAXES. As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adopting Statement No. 109 as of January 1, 1993, was to increase net income by $12,855 or $1.05 per share. The principal change affecting the Company under Statement No. 109 is a change in the recognition and measurement criteria with respect to deferred tax assets.

     Also effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The cumulative effect of adopting Statement No. 106 was to decrease net income by $724, net of tax, or $.06 per share. Under the new rules the Company accrues the expected cost of providing postretirement benefits other than pensions during the years that eligible employees render service.


7.   Inventories           September 30, 1994   December 31, 1993
                           ------------------   -----------------
     Raw materials                    $11,921              $8,543
     Work in process                    4,984               4,559
     Finished goods                    12,767              14,176
                                      -------             -------
     Total Inventories                $29,672             $27,278
                                      -------             -------
                                      -------             -------


8.   Long-term Contract

     Work is continuing on a long-term contract for the construction of aperture mask production equipment for a customer in China. At September 30, 1994, the contract was 11.5% complete. No change has been made in the estimate of costs to complete the contract.


9.   Earnings Per Share

     Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method. Fully diluted earnings per share did not differ significantly from primary earnings per share in both years.

                              BMC INDUSTRIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

Total revenues for the third quarter of 1994 increased by $8.8 million or 19% from the third quarter of 1993. Net sales of primary products increased $8.9 million or 20% from the third quarter of 1993. Net sales of the Precision Imaged Products group increased by 33% due primarily to an improvement in sales mix related to increased sales of larger-sized and invar color television aperture masks. Net sales of the Optical Products group increased 2% due primarily to an increase in unit sales of polycarbonate eyewear lenses partially offset by a decline in sales of hard resin plastic eyewear lenses.

Cost of sales of primary products was 85.2% of net sales for the third quarter of 1994, compared to 88.5% in the same period of 1993. The improvement occurred in both groups and was due primarily to improved sales mix and enhanced manufacturing efficiencies.

Net interest expense for the third quarter of 1994 declined by $33,000 in comparison to the prior year's third quarter. This was due primarily to lower average debt balances in the third quarter of 1994, largely offset by charges associated with the prepayment of the Company's long-term debt.

The provision for income taxes was 43.5% of pre-tax income in the third quarter of 1994 compared to 22.0% for the same period in 1993. The Company anticipates that its effective tax rate for the total year of 1994 will be in the approximate range of 37% to 41%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

Total revenues for the first nine months of 1994 increased $23.2 million or 17% over the first nine months of 1993. Net sales of primary products increased $20.5 million or 15% . Net sales of the Precision Imaged Products group increased by 19% due primarily to an improvement in sales mix related to increased sales of larger-sized and invar color television aperture masks. Net sales of the Optical Products group increased 8%, due primarily to an increase in unit sales of polycarbonate eyewear lenses.

Cost of sales of primary products was 83.5% of net sales in the first nine months of 1994 compared to 85.2% in the same period of 1993. The improvement occurred throughout the Company and was due primarily to improved sales mix and enhanced manufacturing efficiencies.

Net interest expense declined by $997,000 in the first nine months of 1994 compared to the same period in 1993, due to lower average debt balances, partially offset by charges associated with prepayment of the Company's long term debt.

The provision for income taxes was 37.7% of pre-tax income in the first nine months of 1994 compared to 28.9% for the same period in 1993. The Company anticipates that its effective tax rate for the total year of 1994 will be in the approximate range of 37% to 41%.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances declined by $2.3 million during the first nine months of 1994, due primarily to prepayment of substantially all of the Company's debt and capital expenditures, partially offset by collections on an equipment contract, the exercise of warrants and a net reduction in
non-cash/non-debt working capital.   Working capital was $32.3 million at
September 30, 1994, compared to $34.5 million at December 31, 1993. The current ratio was 1.8 at September 30, 1994, compared with 1.9 at December 31, 1993. Total debt was $71,000 at September 30, 1994, compared to $27.2 million at December 31, 1993. The ratio of total liabilities to equity declined to 0.7 at September 30, 1994 compared to 1.2 at December 31, 1993.

The Company had $41.8 million available for short-term borrowing under domestic and foreign bank lines at September 30, 1994. As of September 30, 1994, the Company had commitments of $5.1 million for capital purchases.

Management believes that sufficient cash can be generated through operations and borrowings to finance the Company's short and long-term cash needs.

PART II.  OTHER INFORMATION.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

               28.1 News Release, dated October 18, 1994, announcing third quarter 1994 operating results. . . Filed herewith, page 10.

               28.2 News Release, dated September 1, 1994, announcing retirement of all debt and declaration of cash dividend . . . Filed herewith,

               28.3 News Release, dated August 15, 1994, announcing declaration of a 2-for-1 stock split . . . Filed herewith, Page 14.

          (b)  REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES

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


Dated:   November 11, 1994.