Form 10-Q/A
BMC INDUSTRIES INC/MN/
filed 1995-01-11
CIK 215310

                                    FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----          EXCHANGE ACT OF 1934.  For the Quarterly Period ended September
               30, 1994.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

          (a)  EXHIBITS

               27     Financial Data Schedule. . . Filed herewith.

               28.1 News Release, dated October 18, 1994, announcing third quarter 1994 operating results. . . Previously Filed.

               28.2 News Release, dated September 1, 1994, announcing retirement of all debt and declaration of cash dividend . . . Previously Filed.

               28.3 News Release, dated August 15, 1994, announcing declaration of a 2-for-1 stock split . . . Previously Filed.

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