Form 10-K
BMC INDUSTRIES INC/MN/
filed 1995-03-31
CIK 215310

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             _______________________
                                    FORM 10-K
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________
Commission File No.:  1-8467 _______________________

                              BMC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
MINNESOTA                                                             41-0169210
(State or other jurisdiction of the incorporation)    (I.R.S. Employer I.D. No.)

TWO APPLETREE SQUARE, MINNEAPOLIS, MINNESOTA                               55425
(Address of principal executive office)                               (Zip Code)
Registrant's telephone number, including area code:  (612) 851-6000
                             _______________________

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK                                             NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                             _______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 1995, 13,399,942 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the Common Stock as of such date (based on the closing price of the Common Stock at that date on the New York Stock Exchange), excluding shares deemed beneficially owned by directors and officers, was approximately $223 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1994 (the "1994 Annual Report"), are incorporated by reference into Part I and II, to the extent specific pages are referred to herein. Portions of the proxy statement, dated March 27, 1995, for the annual meeting of stockholders to be held May 4, 1995 (the "1995 Proxy Statement") are incorporated by reference into
Part III, to the extent specific pages are referred to herein.

                                     PART I


ITEM 1. BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS.

BMC Industries, Inc. is a Minnesota corporation with its executive offices located at Two Appletree Square, Minneapolis, Minnesota 55425; telephone (612) 851-6000. Unless the context otherwise indicates, the terms "Company" or "BMC" as used herein mean BMC Industries, Inc. and its consolidated subsidiaries.

BMC was organized in 1907 under the name Buckbee-Mears Company. Over the course of its early history, the Company developed an expertise in photolithography and in the chemical etching of metals. In the 1950's, BMC collaborated in the development of chemically etched aperture masks for color cathode ray tubes.
The Company entered the optical business in 1969 with the acquisition of Vision-Ease Lens, a manufacturer of glass multifocal ophthalmic lenses, based in St. Cloud, Minnesota.

In the early 1980's, the Company sought accelerated growth through acquisition, acquiring additional optical products operations and operations producing electronic interconnection components and related manufacturing equipment. In 1985, the Company determined that the interest burden from acquisition-related debt and a worsening economy in the electronics industry made it impossible to sustain the growth strategy. Between 1985 and 1987, the Company divested several optical products operations and all of the interconnection component operations. Additionally, a contact lens manufacturing operation and the Company's former European optical products businesses were divested in 1989.

The Company presently is composed of two product groups, referred to as Precision Imaged Products and Optical Products. Precision Imaged Products designs, manufactures and markets precision etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. Precision Imaged Products includes the only U.S. and the only independent European manufacturers of aperture masks for color cathode ray tubes, an integral component of color television picture tubes and color computer monitors. Precision Imaged Products, through its Peptech division, also is involved in the sale, design, manufacture and installation of aperture mask manufacturing equipment and the licensing of BMC's related proprietary process technology. Optical Products designs, manufactures and markets polycarbonate, glass and hard-resin plastic multifocal and single-vision ophthalmic lenses for the personal eyewear market. As of February 28, 1995, the Company had 1,853 employees.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Financial Information about the Company's business segments for the most recent three fiscal years is contained on pages 33-35 of the 1994 Annual Report, and is incorporated herein by reference.

(C)  NARRATIVE DESCRIPTION OF BUSINESS.

The Company's business is divided into two product groups: Precision Imaged Products and Optical Products.

                            PRECISION IMAGED PRODUCTS

Precision Imaged Products ("PIP") includes operations that design, manufacture and market precision etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. The group's Peptech division is involved in the sale, design, manufacture and installation of aperture mask manufacturing equipment and the licensing of the Company's related proprietary process technology.

PRODUCTS AND MARKETING.  PIP includes Buckbee-Mears Cortland (Cortland, New
York), Buckbee-Mears Europe (Mullheim, Germany) and Buckbee-Mears St. Paul (St. Paul, Minnesota). The Cortland and Mullheim facilities primarily manufacture aperture masks. The St. Paul facility manufactures precision etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. Two customers each accounted for more than 10% of PIP's 1994 total revenues, while one accounted for more than 10% of the Company's 1994 total revenues. Thomson, S.A. of France (including its U.S. based operations) accounted for approximately 20% of the Company's 1994
total revenues.   Thomson produces televisions in North America and Europe under various trademarks, including RCA and GE.

Aperture masks are photochemically etched fine screen grids essential in the manufacture and operation of color cathode ray tubes used in color televisions and color computer monitors. An aperture mask allows electron beams to activate selectively the red, green or blue phosphors on the inside face plate of the cathode ray tube, producing a color image. Aperture masks are made from cold rolled steel or invar (a nickel alloy). The Company's facilities employ an automated continuous photochemical etching process originally developed by the Company. Aperture masks are sold directly by the Company to color picture tube manufacturers in North America, Western and Eastern Europe, India, and Asia.
PIP maintains an in-house sales staff to sell aperture masks directly to its customers.

During the 1980's, the Company expanded its aperture mask production capacity by adding additional aperture mask production lines in 1984 and 1988 at its Cortland, New York facility and in 1986 at its Mullheim, Germany facility. In 1986, the Company also added a specialized production line at Mullheim. The specialized line is designed to manufacture precision etched components other than aperture masks, such as gimbel springs for use in computer disk drives. This line was modified in late 1993 and is now capable of manufacturing certain small-sized aperture masks. At its Cortland operation, the Company also manufactures small quantities of special-purpose, very-high-resolution foil aperture masks for military avionics use.

The Company was engaged in research and development efforts in recent prior years aimed at developing the manufacturing and technical expertise necessary to produce aperture masks for high definition television ("HDTV") and other large color cathode ray tube applications ("jumbo masks"). As a result, the Company has delivered limited quantities of prototype HDTV aperture masks to customers engaged in HDTV research and development. Commercial production deliveries of other jumbo masks, which are manufactured primarily from invar, have increased significantly in the last three years due to a corresponding increase in sales of jumbo televisions, particularly in the United States. In addition, over the past few years, the Company has engaged in research and development efforts aimed at developing the manufacturing and technical expertise necessary to produce aperture masks for high-resolution color computer monitors.

In 1993, the Company modified one of the three manufacturing lines at its Cortland, New York facility to permit the production of high-resolution masks for computer monitors. An initial pre-production run of high-resolution masks was completed during the fourth quarter of 1993. During 1994, the Company qualified as a high-resolution computer monitor mask vendor and began its first volume shipments of the product. In February 1994, the Company began steps to upgrade another one of the three manufacturing lines at its Cortland, New York facility. The upgraded line in Cortland will serve the growing demand for large and jumbo masks for high-performance color television tubes, and at the same time allow the Company to dedicate the previously modified manufacturing line to the production of high-resolution computer monitor masks. The Company expects to complete the process upgrades by the fourth quarter of 1995.

In February of 1994, the Company initiated construction of a new production line at its Mullheim, Germany facility. The line is expected to be operational in the fourth quarter of 1995, with a ramp into full volume production during 1996. The new production line in the German facility will be dedicated exclusively to the production of high-resolution computer monitor masks.

In January 1995, the Company announced its plans to add a new television aperture mask production line in 1997. The Company expects to finalize site selection and break ground on the new television aperture mask line before the end of 1995. This line will add manufacturing capacity for seven to nine million television aperture masks, focused particularly on the growing market for large masks (25-29 inch).

Products manufactured at the St. Paul, Minnesota facility include precision etched metal parts; large size, tight tolerances specialty printed circuits up to four by twelve feet in area; precision electroformed components; and, precision etched and filled glass products. These products are sold directly by the Company, both by in-house sales personnel and manufacturers representatives, to manufacturers of military and avionics electronics, microwave antennas, computers and printers, various consumer products, medical electronics and computer aided design/computer aided manufacturing ("CAD/CAM") equipment.

PIP's Peptech division was created to coordinate and administer sales of aperture mask manufacturing equipment and licensing of related proprietary process technology and to exercise general oversight over the group's technological resources, development efforts and future equipment sales activities. In 1991, the Company (through its Peptech division) largely completed delivery and installation of aperture mask manufacturing equipment to a Chinese customer; in 1992, acceptance testing of the equipment was completed and the customer commenced commercial production. In 1993, the Company (through Peptech) entered into a 24-month contract to deliver and install aperture mask manufacturing equipment to another Chinese customer. The Company expects that installation and start-up of the mask production equipment covered by this contract will be completed in 1995.

INTELLECTUAL PROPERTY. The Company has a number of patents which are important to the success of its PIP operations. These patents range in their expiration dates from 1997 to 2012. The loss of any single patent would not have a material adverse effect on the business of the Company as a whole. The Company believes that improvement of existing products and processes and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining the Company's competitive position. At the same time, the Company continues to seek patent protection for its products and processes on a selective basis. However, there can be no assurance that any patents obtained will provide substantial protection or be of commercial value. The Company generally requires its consultants and employees to agree in writing to maintain the confidentiality of the Company's information and (within certain limits) to assign to the Company any inventions, and any patent or other intellectual property rights, relating to the Company's business.

COMPETITION. Competition with respect to the products described above is intense, with no one competitor dominating the market. The principal methods of competition are pricing, product quality and product availability.

The Company is one of only five independent aperture mask manufacturers in the world. In addition, several color picture tube manufacturers operate captive aperture mask production facilities. State directed ventures operate in China. The Company believes that it has approximately a 20% share of the total world television aperture mask market held by independent manufacturers. The Company is the only independent aperture mask manufacturer with production facilities in either North America or Western Europe.

Many producers compete in the market for precision etched metal parts produced by the St. Paul facility; there is no clear market share leader. The Company sells its precision etched metal parts to approximately 350 industrial users. The specialty printed circuit market served by that facility includes producers of a wide variety of end products; its size therefore is difficult to quantify. The Company estimates that there are approximately 100 customers for specialty circuits, primarily military and industrial users.

SUPPLIES. Each of the PIP operations have available multiple sources of the raw materials needed to manufacture its products. The Cortland operation imports from Japan and Germany all of its steel and invar requirements necessary in the manufacture of its products; the Mullheim operation imports from Japan a portion of its steel and invar requirements. Importation of such steel into the United States is subject to restrictions imposed by U.S. federal trade legislation and regulations, but the Company does not anticipate difficulty in obtaining this or any other raw materials. In 1992, the Company was involved in a successful effort to exclude aperture mask steel from products currently involved in a dumping investigation by the U.S. International Trade Commission.

BACKLOG. As of December 31, 1994, the backlog of PIP sales orders believed to be firm was $126 million, compared with $121 million as of December 31, 1993. The Company expects that all of the December 31, 1994 backlog orders will be filled within the current fiscal year. Backlog orders are based on the results of annual price/quantity negotiations with aperture mask customers and purchase orders in hand from other customers. Backlog orders may be changed or cancelled by aperture mask customers without penalty.

ENVIRONMENTAL. Chemically etching metals, which is performed by all PIP operations, requires the Company to utilize chemical substances which must be handled in accordance with applicable laws and regulations. The etching processes also generate wastewater, which is treated using on-site wastewater treatment systems, and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The Company employs systems for either disposing of such wastes in accordance with applicable laws or regulations or recycling the chemicals it utilizes through the manufacturing process. The wastes and the wastewater treatment systems are monitored by environmental agencies to assure compliance with applicable standards. Generation of waste does entail that the Company maintain responsibility for the waste even after proper disposal. As of March 28, 1995, the Company was involved in a total of eight (8) sites where environmental investigations are ongoing, of which 5 relate to the PIP division and 3 relate to the Optical Products division. See "Optical Products -- Environmental" for a discussion of the sites relating to the Optical Products division.

During 1994, the Company received a request for information from the Environmental Protection Agency (the "EPA") regarding the Company's potential involvement at a new site. The EPA also initiated additional investigations at two other sites where the Company had previously been identified as a potentially responsible party ("PRP"). These additional three (3) sites bring the total to five (5) potential sites, involving the Company's PIP division, where environmental investigations are still occurring and where final settlement has not been reached. However, it is not currently anticipated that the Company's share of the costs of environmental remediation activities for any of the sites will have a materially adverse effect on the financial condition of the Company as a whole.

In addition to the above sites, the Company has been named a defendant in connection with real property located in Irvine, California previously occupied by a discontinued operation of the Company's PIP division. The Company has reached a settlement for this site with the other parties to the lawsuit, which is subject to court approval, and is in the process of obtaining approval for the proposed remediation system from the applicable state regulatory agency. The settlement amount and the cost of the proposed remediation system are both within the amounts previously reserved by the Company for this matter. The Company has also been named as a defendant by parties identified as PRP's for a site in Cortland, New York. The Company is presently committed to a vigorous defense of this case. It is impossible at this time to predict the likely outcome of this matter or the Company's exposure if either case is decided adversely. However, it is not currently anticipated that either case will have a material adverse effect on the financial condition of the Company as a whole.

PIP estimates that in 1994 and 1993 it incurred approximately $3.4 and $3.5 million, respectively, in expenditures (including capital expenditures) related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, it estimates that it will make approximately $400 thousand dollars in capital expenditures for environmental control facilities during 1995.

                                Optical Products
                                ----------------

Optical Products, also referred to as Vision-Ease Lens ("Vision-Ease"), is a major U.S. manufacturer of ophthalmic lenses, including semi-finished polycarbonate, glass and hard-resin plastic multifocal and single-vision lenses and finished polycarbonate single-vision lenses, with group headquarters located in Brooklyn Park, Minnesota. Vision-Ease includes operations located in Brooklyn Center and St. Cloud, Minnesota and in Ft. Lauderdale, Florida. Vision-Ease also has 10 distribution centers in the U.S. and a sales subsidiary in Canada.

PRODUCTS AND MARKETING. Ophthalmic lenses are manufactured from three principal materials: polycarbonate ("poly"), glass and hard-resin plastic. Hard-resin plastic includes both standard plastic lenses and high-index plastic lenses. Semi-finished lenses are sold to independent wholesale optical laboratories or retail outlets with on-site laboratories, which then finish the lens by grinding and polishing the back side of the lens according to the prescription provided by the optometrist or ophthalmologist. After processing, the lens is edged and inserted into the frame by either the wholesale laboratory or the retail optical dispenser. The Company also factory finishes and sells to wholesale and retail laboratories a broad range of standard power prescription poly lenses. These finished lenses are ready to be edged and inserted into the frame without laboratory surfacing. Vision-Ease additionally markets limited quantities of lenses produced by third party manufacturers.

Vision-Ease manufactures finished and semi-finished single-vision and semi-finished multifocal poly lenses, including progressive power multifocal lenses, at its Brooklyn Center facility. Progressive power multifocal lenses provide a gradual transition from distance to near viewing without the visual "jump" generally associated with a multifocal lens. Due to the strong market demand, Vision-Ease doubled its polycarbonate manufacturing capacity in 1994. The Company produces semi-finished glass multifocal and single-vision lenses at its St. Cloud facility. The Ft. Lauderdale facility manufactures semi-finished hard-resin plastic multifocal (including high-index) and single-vision lenses, including plastic progressive power multifocal lenses, and glass progressive power multifocal lenses.

A strategic supply agreement has been reached with a low-cost, off-shore supplier for mid-range power standard hard-resin plastic lenses. Under the terms of the supply agreement, Vision-Ease is committed to purchase approximately $12 million dollars of lens over a four year period. This agreement will allow Vision-Ease to focus manufacturing capabilities on higher-margin products within this segment and to be cost-competitive on mid-range, lower-margin products.

Over the last three years, the Company has made increasing investments in lens development work, particularly in poly lens development and other higher margin products. The result has been the 1992 introduction of a high-index plastic lens product line and a new poly single-vision lens product line, and the first quarter 1993 introduction of a poly progressive lens product line and other new poly products. The Company has added several new products during 1994:
VersaLite Sungrays (a fixed-tint sunglass lens) and the VersaLite 1.0 (the thinnest and lightest single-vision lens). Vision-Ease will continue to make significant investments in poly lens development.

Vision-Ease also markets the Optifacts-TM- computer software system. Optifacts-TM- combines proprietary software and standard major manufacturer computer hardware for use by optical wholesale laboratories. The Optifacts-TM- software assists the laboratory in order entry, inventory tracking and related business functions.

Vision-Ease markets its optical products to more than 1,000 wholesalers and retailers in the U.S. and to more than 200 in international markets. No single customer of Vision-Ease accounted for more than 10% of its or the Company's total revenues in 1994. Vision-Ease utilizes independent sales representatives to market its lens products, and the Company advertises extensively in industry publications. Vision-Ease also maintains an internal sales and marketing department to coordinate all sales and promotional activities and provide customer service.

INTELLECTUAL PROPERTY. The Company has several patents protecting certain of the products and manufacturing processes of its Vision-Ease operations. These
patents have expiration dates ranging from 1998 to 2012.   The loss of any
single patent would not have a material adverse effect on the business of the Company as a whole. The Company believes that improvement of existing products and processes, the development of new lens products and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining the Company's competitive position. At the same time, the Company continues to seek patent protection for its products and processes on a selective basis. However, there can be no assurance that any patents obtained will provide substantial protection or be of commercial value. The Company generally requires its consultants and employees to agree in writing to maintain the confidentiality of the Company's information and (within certain limits) to assign to the Company any inventions, and any patent or other intellectual property rights, relating to the Company's business.

COMPETITION. Competition in the ophthalmic industry with respect to all of the products described above is intense, with no one firm dominating the industry. The principal methods of competition in the industry are pricing, product quality and customer service, particularly with respect to turnaround time from order to shipment.

SUPPLIES. Vision-Ease has available multiple sources of the raw materials required to manufacture all of its products, with the exception of a monomer required in the production of standard hard-resin plastic lenses, which is available domestically only through Pittsburgh Plate Glass Industries, Inc. and Akzo Chemie America, a monomer required in the production of high-index plastic lenses, available only from Daiso, a Japanese company, and photochromic glass blanks used in producing photochromic glass lenses, which are available domestically only from Corning Glass and Schott. Although the Company's principal supplier of standard monomer is Akzo Chemie America, the products of both domestic suppliers are qualified for use in the Company's production process. Alternate offshore supplies of both standard monomer and photochromic glass blanks are available in the event of any disruption of supplies from domestic sources.

BACKLOG. Due to the significance to the ophthalmic industry of rapid turnaround time from order to shipment, the backlog of sales orders is not material. Due to the large number of stock-keeping units required, there is a need to maintain a significant amount of inventory in order to satisfy rapid response time.

ENVIRONMENTAL. As part of its lens manufacturing processes, the Company utilizes hazardous chemical substances, which must be handled in accordance with applicable laws and regulations. The lens manufacturing processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The Company employs systems for either disposing of such wastes in accordance with applicable laws and regulations, or recycling the chemicals it utilizes through the manufacturing process. The wastes and the wastewater treatment systems are monitored by environmental agencies to assure compliance with applicable standards. The wastes generated by Vision-Ease operations must be managed and disposed of properly and the Company retains responsibility for those wastes even after proper disposal. As of March 28, 1995, the Company was involved in a total of eight (8) sites where environmental investigations are ongoing, of which 5 relate to the PIP division and 3 relate to the Optical Products division. See "Precision Imaged Products -- Environmental" for a discussion of the sites relating to the PIP division.

During 1994, the Company received correspondence from a group of private parties regarding the Company's potential involvement at a new site. This additional site brings the total to three (3) potential sites, involving the Company's Optical Products division, where environmental investigations are still occurring and where final settlement has not been reached. However, it is not currently anticipated that the Company's share of the costs of environmental remediation activities for any of the sites will have a materially adverse effect on the financial condition of the Company as a whole.

The Company has also continued its site investigations at its Fort
Lauderdale facility. At this time, there has been no communication from the state regulatory agency regarding the ultimate resolution of the Fort Lauderdale property. The Company's consultant, however, has indicated that some type of remediation is reasonably probable to occur and has provided the Company an approximate cost range for that remediation. Based on the consultant's estimates, and in accordance with allowable accounting principles, the Company has reserved for potential remediation costs.
Because the governmental bodies have not yet identified the full extent of any remedial actions, it is still impossible at this time to predict the likely outcome of the Fort Lauderdale matter as well as the sites discussed above, or the Company's exposure if any of these cases are decided adversely. However, it is not currently anticipated that the Company's share of the costs of environmental remediation activities for any of the sites, including the range provided by the Company's consultant for the Fort Lauderdale facility, will have a materially adverse effect on the financial condition of the Company.

Vision-Ease estimates that in 1994 and 1993 it incurred approximately $580,000 and $319,000, respectively, in expenditures (including capital expenditures) related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, it estimates that it will make approximately $70,000 in capital expenditures for environmental control facilities during 1995.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

Financial information about the Company's foreign and domestic operations and export sales for the most recent three fiscal years is contained on page 35 of the 1994 Annual Report, and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The locations of the Company's principal production facilities are as follows:

                                                            Approximate Square
                                                            Feet of Space
Location                           Principal Use            (in thousands)
--------                           -------------            ------------------

Owned:
          St. Cloud, MN            Optical Products               94
          Mullheim, Germany        Precision Imaged Products     170
          Cortland, NY             Precision Imaged Products     152

Leased:
          St. Paul, MN             Precision Imaged Products     111
          Ft. Lauderdale, FL       Optical Products               65
          Brooklyn Center, MN      Optical Products               37

The Company leases approximately 9,500 square feet in Minneapolis, Minnesota for its corporate administrative offices. The Company leases approximately 6,000 square feet in Brooklyn Park, Minnesota for the administrative offices of Vision-Ease.

The Company's existing facilities are fully utilized. The Company plans to begin construction of a new aperture mask production facility in 1995.

ITEM 3.  LEGAL PROCEEDINGS

With regard to certain environmental matters, See Item 1(c) "Narrative Description of Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Other than as noted above, there are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 27, 1995 are as follows:

                         Date First
                         Elected or
                        Appointed as
                        an Executive
Name (Age)                 Officer           Title
----------              ------------         -----
Paul B. Burke (39)        August, 1985       President and Chief Executive
                                             Officer

Michael P. Hawks (42)     August, 1985       Treasurer and Secretary

Merle D. Kerr (48)        May, 1983          Vice President Finance and Chief
                                             Financial Officer

Terry R. Nygaard (46)     May, 1993          Corporate Controller

There are no family relationships between or among any of the executive officers of the Company. Executive officers of the Company are elected by the Board of Directors for one-year terms, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors.

Except as indicated below, there has been no change in the principal occupations or employment of the executive officers of the Company during the past five years.

Mr. Burke is also a director of the Company. Mr. Burke joined the Company as Associate General Counsel in June, 1983, and became Vice President, Secretary and General Counsel in August, 1985. In November, 1987, he was appointed Vice President, Fort Lauderdale Operations of the Company's Vision-Ease Lens Division and in May, 1989, he was appointed President of Vision-Ease Lens. In May, 1991, Mr. Burke was elected President and Chief Operating Officer of the Company, and in July, 1991, he became President and Chief Executive Officer. Mr. Burke has also been appointed Chairman of the Board effective as of the next scheduled board meeting, which will be held following the 1995 Annual Meeting.

Mr. Hawks joined the Company in October, 1983 as Assistant Corporate Controller and became Corporate Controller in August, 1985. In May, 1993, Mr. Hawks became Treasurer and Secretary of the Company.

Mr. Kerr joined the Company in May, 1983 as Corporate Controller and became Vice President Finance and Chief Financial Officer in July, 1985, and Treasurer in August, 1985. In May, 1993, Mr. Kerr relinquished the title of Treasurer.

Mr. Nygaard joined the Company in July, 1984 as Director of Taxes and became Corporate Controller in May, 1993.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock on page 36 of the 1994 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Historical Financial Summary on pages 16-17 of the 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis on pages 18-20 of the 1994 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes on pages 21-36 of the 1994 Annual Report are incorporated herein by reference.

Selected Quarterly Data (unaudited) on page 37 of the 1994 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

In addition to certain information as to executive officers of the Company included in Part I of this Form 10-K, the information contained on pages 2-5 and pages 18-19 of the 1995 Proxy Statement, with respect to directors and executive officers of the Company and Section 16 compliance, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained on pages 7-14 of the 1995 Proxy Statement, with respect to executive compensation and transactions, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 5-7 of the 1995 Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 18 of the 1995 Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS:

          The following items are incorporated in this Form 10-K by reference to the Registrant's 1994 Annual Report (page numbers refer to pages in such 1994 Annual Report):

          Consolidated Financial Statements:                               Page:
          ----------------------------------                               -----
          Consolidated Statements of Earnings for the Years Ended
          December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . .      21

          Consolidated Balance Sheets, December 31, 1994 and 1993. . . .      22

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . .      23

          Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . .      24

          Notes to Consolidated Financial Statements . . . . . . . . . .   25-35

          Report of Independent Auditors . . . . . . . . . . . . . . . .      36

     2.   FINANCIAL STATEMENT SCHEDULE:

          Selected quarterly data (unaudited) is contained on page 37 of the 1994 Annual Report.

          The following supplemental financial data is included herein and should be read in conjunction with the consolidated financial statements referenced above:

          Consent of Independent Auditors (filed as Exhibit 23.1 to this Form 10-K)

          Supplemental Schedule:                                           Page:
          ----------------------                                           -----
          II   -    Valuation and Qualifying Accounts                         16

          Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

     3.   EXHIBITS:

          Reference is made to the Exhibit Index hereinafter contained on pages 18-23 of this Form 10-K.

          A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 10, 1995, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Investor Relations Department, BMC Industries, Inc., Two Appletree Square, Minneapolis, Minnesota 55425.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c):

          a) 1984 Omnibus Stock Program, as amended effective December 19, 1989 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467)).

          b) 1994 Management Incentive Bonus Plan Summary (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

          c)   1995 Management Incentive Bonus Plan Summary (filed herewith as
               Exhibit 10.3).

          d) Interest Rate Supplement Program (incorporated by reference to written description thereof on page 10 of the Company's Proxy Statement dated March 22, 1991 (File No. 1-8467)).

          e)   Revised Executive Expense Policy (effective as of January 1,
               1993) (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467)).

          f) BMC Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-8467)).

          g) First and Second Declaration of Amendment, effective March 15, 1991 and June 3, 1991, respectively, to BMC Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467)).

          h) Third Declaration of Amendment, effective as of January 1, 1992, to BMC Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8467)).

          i) Fourth Declaration of Amendment, effective as of June 30, 1992, to BMC Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8467)).

          j) BMC Industries, Inc. Profit Sharing Plan 1994 Revision, as amended (filed herewith as Exhibit 10.10).

          k) BMC Industries, Inc. Savings Plan 1994 Revision, as amended (filed herewith as Exhibit 10.11).

          l) Description of directors' fees (incorporated by reference to written description thereof on page 4 of the Company's Proxy Statement dated March 27, 1995 (File No. 1-8467)).

          m) Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984 (File No. 1-8467)).

          n) Form of Change of Control Agreement entered into between the Company and Messrs. Burke, Kerr and Hawks (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467)).

          o)   1994 Stock Incentive Plan (incorporated by reference to Exhibit
               10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

          p) BMC Stock Option Exercise Loan Program, as revised December 14, 1994 (filed herewith as Exhibit 10.15).

          q) BMC Industries, Inc. Benefit Equalization Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

(B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.

(C)  EXHIBITS

     The response to this portion of Item 14 is submitted as a separate section of this report.

(D)  FINANCIAL STATEMENT SCHEDULES

     The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule II
Valuation and Qualifying Accounts
Years Ended December 31
(in thousands)



                                 Additions
                       Balance   Charged to                             Balance
                      Beginning   Costs and              Translation   at End of
                       of Year     Expenses  Deductions   Adjustment     Year
--------------------------------------------------------------------------------
1994
--------------------------------------------------------------------------------
Allowance for
doubtful accounts      $ 1,493     $   800     $   877      $   45       $ 1,461
--------------------------------------------------------------------------------
Allowance for
merchandise
returns                    627         974       1,068      $   30           563
--------------------------------------------------------------------------------
                       $ 2,120     $ 1,774     $ 1,945      $   75       $ 2,024
--------------------------------------------------------------------------------
Inventory reserves     $ 3,238     $   790     $ 1,131      $  101       $ 2,998
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
1993
--------------------------------------------------------------------------------
Allowance for
doubtful accounts      $ 1,424     $   788     $   684      $ (35)       $ 1,493
--------------------------------------------------------------------------------
Allowance for
merchandise
returns                    578       1,018         953        (16)           627
--------------------------------------------------------------------------------
                       $ 2,002     $ 1,806     $ 1,637      $ (51)       $ 2,120
--------------------------------------------------------------------------------
Inventory reserves     $ 4,234     $   916     $ 1,815      $ (97)       $ 3,238
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
1992
--------------------------------------------------------------------------------
Allowance for
doubtful accounts      $ 1,275     $   556     $   373      $ (34)       $ 1,424
--------------------------------------------------------------------------------
Allowance for
merchandise
returns                    574         861         841        (16)           578
--------------------------------------------------------------------------------
                       $ 1,849     $ 1,417     $ 1,214      $ (50)       $ 2,002
--------------------------------------------------------------------------------
Inventory reserves     $ 3,215     $ 1,872     $   730      $(123)       $ 4,234
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 30, 1995, on its behalf by the undersigned, thereunto duly authorized.

                                        BMC INDUSTRIES, INC.

                                        By /S/ Merle D. Kerr
                                          --------------------------------------
                                          Merle D. Kerr
                                          Vice President Finance and Chief
                                          Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                Title

 /S/ Paul B. Burke                 President, Chief Executive Office and
------------------------------
Paul B. Burke                      Director (Principal Executive Officer)


 /S/ Merle D. Kerr                 Vice President Finance and Chief Financial
------------------------------
Merle D. Kerr                      Officer (Principal Financial Officer)


 /S/ Terry R. Nygaard              Corporate Controller (Principal Accounting
------------------------------
Terry R. Nygaard                   Officer)


 /S/ Lyle D. Altman                Director
------------------------------
Lyle D. Altman


 /S/ John W. Castro                Director
------------------------------
John W. Castro


 /S/ Joe E. Davis                  Director
------------------------------
Joe E. Davis


 /S/ Norman C. Mears               Director
------------------------------
Norman C. Mears


 /S/ S. Walter Richey              Director
------------------------------
S. Walter Richey


 /S/ Richard A. Swalin             Director
------------------------------
Richard A. Swalin

                              BMC Industries, Inc.
                   Exhibit Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1994


Exhibit No.    Exhibit                            Method of Filing
-----------    -------                            ----------------
3.1            Second Restated Articles           Filed electronically.
               of Incorporation of the
               Company, as amended.

3.2            Amendment to the Second            Filed electronically.
               Restated Articles of
               Incorporation.

3.3            Restated Bylaws of the             Filed electronically.
               Company, as amended.

4.1            Specimen Form of the               Incorporated by reference to Exhibit
               Company's Common Stock             4.3 to the Company's Registration
               Certificate.                       Statement on Form S-2 (File No.
                                                  2-83809).

10.1           1984 Omnibus Stock                 Incorporated by reference to Exhibit
               Program, as amended                10.1 to the Company's Annual
               effective December 19, 1989.       Report on Form 10-K for the year
                                                  ended December 31, 1989
                                                  (File No. 1-8467).

10.2           1994 Management Incentive          Incorporated by reference to Exhibit
               Bonus Plan Summary.                10.3 to the Company's Annual
                                                  Report on Form 10-K for the year
                                                  ended December 31, 1993 (File No. 1-8467).

10.3           1995 Management Incentive          Filed electronically.
               Bonus Plan Summary.

10.4           Interest Rate Supplement           Incorporated by reference to written
               Program.                           description thereof on page 10 of the
                                                  Company's Proxy Statement dated
                                                  March 22, 1991 (File No. 1-8467).

10.5           Revised Executive Expense          Incorporated by reference to Exhibit
               Policy (effective as of            10.7 to the Company's Annual
               January 1, 1993).                  Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467).




10.6           BMC Industries, Inc.               Incorporated by reference to Exhibit
               Supplemental Executive             10.10 to the Company's Annual
               Retirement Plan.                   Report on Form 10-K for the year
                                                  ended December 31, 1988 (File No.
                                                  1-8467).

10.7           First and Second Declaration       Incorporated by reference to Exhibit
               of Amendment, effective            10.9 to the Company's Annual
               March 15, 1991 and June 3,         Report on Form 10-K for the year
               1991, respectively, to BMC         ended December 31, 1991 (File No.
               Industries, Inc. Supplemental      1-8467).
               Executive Retirement Plan.

10.8           Third Declaration of               Incorporated by reference to Exhibit
               Amendment, effective as of         10.9 to the Company's Annual
               January 1, 1992, to BMC            Report on Form 10-K for the year
               Industries, Inc. Supplemental      ended December 31, 1992 (File No.
               Executive Retirement Plan.         1-8467).

10.9           Fourth Declaration of              Incorporated by reference to Exhibit
               Amendment, effective as of         10.10 to the Company's Annual
               June 30, 1992, to BMC              Report on Form 10-K for the year
               Industries, Inc. Supplemental      ended December 31, 1992 (File No.
               Executive Retirement Plan.         1-8467).

10.10          BMC Industries, Inc. Profit        Filed electronically.
               Sharing Plan 1994 Revision,
               as amended.

10.11          BMC Industries, Inc. Savings       Filed electronically.
               Plan 1994 Revision,
               as amended.

10.12          Description of directors' fees.    Incorporated by reference to written
                                                  description thereof on page 4 of the
                                                  Company's Proxy Statement dated
                                                  March 27, 1995 (File No. 1-8467).

10.13          Directors' Deferred                Incorporated by reference to Exhibit
               Compensation Plan.                 10.16 to the Company's Annual
                                                  Report on Form 10-K for the year
                                                  ended December 31, 1984 (File No.
                                                  1-8467).

10.14          1994 Stock Incentive Plan.         Incorporated by reference to Exhibit
                                                  10.12 to the Company's Annual
                                                  Report on Form 10-K for the year
                                                  ended December 31, 1993 (File No.
                                                  1-8467).



10.15          BMC Stock Option Exercise          Filed electronically.
               Loan Program, as revised
               December 14, 1994.

10.16          BMC Industries, Inc. Benefit       Incorporated by reference to Exhibit
               Equalization Plan.                 10.14 to the Company's Annual
                                                  Report on Form 10-K for the year
                                                  ended December 31, 1993 (File No.
                                                  1-8467).

10.17          Lease Agreement, dated             Incorporated by reference to Exhibit
               November 20, 1978, between         10.9 to the Company's Registration
               Control Data Corporation           Statement on Form S-2 (File No. 2-
               and the Company.                   79667).

10.18          Amendment to Lease                 Incorporated by reference to Exhibit
               Agreement, dated December          10.24 to the Company's Annual
               27, 1983, between Control          Report on Form 10-K for the year
               Data Corporation and the           ended December 31, 1983 (File No.
               Company.                           1-8467).

10.19          Amendment to Lease                 Incorporated by reference to Exhibit
               Agreement, dated April 9,          10.15 to the Company's Annual
               1986, between Control Data         Report on Form 10-K for the year
               Corporation and the                ended December 31, 1987 (File No.
               Company.                           1-8467).

10.20          Amendment to Lease                 Incorporated by reference to Exhibit
               Agreement, dated April 12,         10.14 to the Company's Annual
               1989, between GMT                  Report on Form 10-K for the year
               Corporation (as successor in       ended December 31, 1989 (File No.
               interest to Control Data           1-8467).
               Corporation) and the
               Company.

10.21          Amendment to Lease                 Incorporated by reference to exhibit
               Agreement, dated March 19,         10.15 to the Company's Annual
               1990, between GMT                  Report on Form 10-K for the year
               Corporation and the                ended December 31, 1989 (File No.
               Company.                           1-8467).






10.22          Amendment to Lease                 Incorporated by reference to Exhibit
               Agreement, dated May 17,           10.20 to the Company's Annual
               1993, between GMT                  Report on Form 10-K for the year
               Corporation and the                ended December 31, 1993 (File No.
               Company.                           1-8467).


10.23          Amendment of Lease, dated          Filed electronically.
               April 6, 1994 by and between
               GMT Corporation and the
               Company.

10.24          Waiver of Condition                Filed electronically.
               Precedent, dated July 29,
               1994, by and between GMT
               Corporation and the
               Company.

10.25          Lease Agreement, dated June        Incorporated by reference to Exhibit
               25, 1987, between ATS II           10.17 to the Company's Annual
               Associates Limited                 Report on Form 10-K for the year
               Partnership and the                ended December 31, 1987 (File No.
               Company.                           1-8467).

10.26          Amendment to Lease                 Incorporated by reference to Exhibit
               Agreement, dated December          10.19 to the Company's Annual
               4, 1992, by and between ATS        Report on Form 10-K for the year
               II Associates Limited              ended December 31, 1992 (File No.
               Partnership and the                1-8467).
               Company.

10.27          Amendment to Lease, dated          Filed electronically
               December 7, 1994, by and
               between ATS II Associates
               Limited Partnership and the
               Company.

10.28          Amendment to Lease, dated          Filed electronically
               February 16, 1995, by and
               between ATS II Associates
               Limited Partnership and the
               Company.

10.29          Lease Agreement, dated             Incorporated by reference to Exhibit
               December 8, 1983, between          10.32 to the Company's Annual
               ARI Limited Partnership and        Report on Form 10-K for the year
               the Company.                       ended December 31, 1983 (File No.
                                                  1-8467).



10.30          Lease, dated January 26,           Incorporated by reference to Exhibit
               1994, by and between 7100          10.24 to the Company's Annual
               Northland Circle and the           Report on Form 10-K for the year
               Company.                           ended December 31, 1993 (File No.
                                                  1-8467).

10.31          Second Amendment to                Filed electronically
               Lease, dated October 14,
               1994, by and between
               Lutheran Brotherhood
               and the Company.

10.32          Form of Change of Control          Incorporated by reference to Exhibit
               Agreement entered into             10.31 to the Company's Annual
               between the Company and            Report on Form 10-K for the year
               Messrs. Burke, Kerr and            ended December 31, 1991 (File No.
               Hawks.                             1-8467).

10.33          Credit Agreement, dated            Filed electronically.
               September 30, 1994, by and
               between The First National
               Bank of Chicago and the
               Company.

10.34          Credit Agreement, dated            Filed electronically.
               September 30, 1994, by and
               between Norwest Bank
               Minnesota, National
               Association and the
               Company.

10.35          Credit Agreement, dated            Filed electronically.
               September 30, 1994, by and
               between NBD Bank, N.A.
               and the Company.

10.36          Product Manufacturing and          Filed electronically.
               Sales Agreement, dated
               October 17, 1994, between
               Polycore Optical, PTE. Ltd.
               and Vision-Ease, a unit of
               the Company, without
               exhibits.

13.1           1994 Annual Report to              Filed electronically.
               Stockholders, pages 16-37.




21.1           Subsidiaries of the                Incorporated by reference to Exhibit
               Registrant.                        22.1 to the Company's Annual
                                                  Report on Form 10-K for the year
                                                  ended December 31, 1991 (File No.
                                                  1-8467).

23.1           Consent of Ernst & Young           Filed electronically.
               LLP, Independent Auditors.


27.1           Financial Data Schedule            Filed electronically.

99.1           Press Release, dated               Filed electronically.
               January 5, 1995.

99.2           Press Release, dated               Filed electronically.
               February 14, 1995.

99.3           Press Release, dated March         Filed electronically.
               10, 1995.


