Form 10-Q
period 1995-03-31
BMC INDUSTRIES INC/MN/
filed 1995-05-15
CIK 215310

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----------     SECURITIES EXCHANGE ACT OF 1934.  For the Quarterly Period
                ended March 31, 1995.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----------     SECURITIES EXCHANGE ACT OF 1934.  For the Transition Period
                from N/A to   .
                     ---   ---



Commission File No. 1-8467



                             BMC INDUSTRIES, INC.
            (Exact Name of Registrant as Specified in its Charter)



              MINNESOTA                           41-0169210
     ------------------------           --------------------------------
     (State of Incorporation)           (IRS Employer Identification No.)


              Two Appletree Square, Minneapolis, Minnesota 55425
              --------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


                                (612) 851-6000
             ---------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                        X    Yes               No
                     ------              ------


     BMC Industries, Inc. has outstanding 13,430,692 shares of common stock as of May 12, 1995. There is no other class of stock outstanding.


                                Page 1 of 14.
                       Exhibit Index Begins at Page 9.

                          PART I FINANCIAL INFORMATION


                               BMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (in thousands)

 Item 1:  Financial Statements



                                                           MARCH 31  December 31
ASSETS                                                         1995         1994
- --------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                                $ 16,530     $ 14,327
  Trade accounts and notes receivable, net of allowances     23,478       24,564
  Inventories - Note 3                                       32,724       28,792
  Deferred income taxes                                       5,241        5,914
  Other current assets                                        5,596        5,221
- --------------------------------------------------------------------------------
      Total Current Assets                                   83,569       78,818
- --------------------------------------------------------------------------------


Property, Plant and Equipment                               142,223       130,622
Less Accumulated Depreciation                                87,094        80,764
                                                          -----------------------
  Property, Plant and Equipment - Net                        55,129        49,858
                                                          -----------------------
Deferred Income Taxes                                         3,344         3,297
Other Assets - Net                                            7,256         6,713
- ---------------------------------------------------------------------------------


Total Assets                                              $ 149,298      $138,686
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------------


Current Liabilities
  Accounts payable                                        $ 12,005       $ 12,090
  Income taxes payable                                       7,454          5,514
  Accrued expenses and other liabilities                    22,941         22,445
- ---------------------------------------------------------------------------------
     Total Current Liabilities                              42,400         40,049
- ---------------------------------------------------------------------------------


Other Liabilities                                           17,111         15,835
Deferred Income Taxes                                        1,036          1,014


Stockholders' Equity
  Common stock                                              51,222         51,156
  Other                                                     (1,270)        (1,263)
  Retained earnings                                         31,985         27,559
Cumulative translation adjustment                            6,814          4,336
- ---------------------------------------------------------------------------------
     Total Stockholders' Equity                             88,751         81,788
- ---------------------------------------------------------------------------------


Total Liabilities and Stockholders' Equity                $149,298       $138,686
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                               BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (in thousands, except per share amounts)

                                                                           Three Months Ended
                                                                                March 31
                                                                          ---------------------
                                                                              1995         1994
- -----------------------------------------------------------------------------------------------
Revenues
  Net sales of primary products                                            $57,753      $52,245
  Equipment and technology sales                                             3,581          161
- -----------------------------------------------------------------------------------------------
     Total revenues                                                         61,334       52,406
- -----------------------------------------------------------------------------------------------
Operating Costs and Expenses
  Cost of sales of primary products                                         48,346        44,066
  Cost of equipment and technology sales                                     1,911           270
  Selling                                                                    2,275         2,035
  Administrative                                                             1,254         1,110
- ------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                     53,786        47,481
- ------------------------------------------------------------------------------------------------

Income from Operations                                                       7,548         4,925
- ------------------------------------------------------------------------------------------------

Other Income and (Expense)
  Interest expense                                                             (77)         (975)
  Interest income                                                              185            84
  Other                                                                        (67)           61
- ------------------------------------------------------------------------------------------------

Earnings from Continuing Operations before Income Taxes                      7,589         4,095
Income Tax Provision                                                         2,895         1,393
- ------------------------------------------------------------------------------------------------

Earnings from Continuing Operations                                          4,694         2,702
Provision for Loss Related to Discontinued Operation (less applicable
  income tax benefit of $461) -- (Note 2)                                       --          (839)
- ------------------------------------------------------------------------------------------------

Net Earnings                                                               $ 4,694       $ 1,863
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

Earnings Per Share from Continuing Operations                              $  0.33       $   .20
Loss Per Share Related to Discontinued Operation                                --         (0.06)
- ------------------------------------------------------------------------------------------------

Net Earnings Per Share                                                     $  0.33       $  0.14
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation                          14,014        13,274
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

Dividends Declared Per Share                                               $  .02        $    --
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                             BMC INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                      Three Months Ended
                                                                           March 31
                                                                    ---------------------
                                                                       1995          1994
- -----------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
  Net earnings                                                      $ 4,694       $ 1,863
  Depreciation and amortization                                       2,438         2,231
  Changes in operating assets and liabilities                           227         4,598
- -----------------------------------------------------------------------------------------
     Total                                                            7,359         8,692
- -----------------------------------------------------------------------------------------

Net Cash Used in Investing Activities
  Additions to property, plant and equipment                         (5,547)         (923)
- -----------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities
  Repayment of long-term debt                                            (4)       (4,271)
  Common stock issued                                                    59         1,174
- -----------------------------------------------------------------------------------------
     Total                                                               55        (3,097)
- -----------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents            336            65
- -----------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                             2,203         4,737
Cash and Cash Equivalents at Beginning of Period                     14,327        10,927
- -----------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                          $16,530       $15,664
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                             BMC INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   (in thousands, except per share amounts)

1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of operations and the cash flows for the periods ended March 31, 1995 and 1994. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the period ended March 31, 1994 have been reclassified to conform to the presentation for the period ended March 31, 1995. Per share amounts for the period ended March 31, 1994 have been restated to reflect a two-for-one stock split in the third quarter of 1994. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1994 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.   Provision for Loss Related to Discontinued Operation

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

3.   Inventories


                            March 31, 1995     December 31, 1994
                            --------------     -----------------
      Raw materials                $11,588               $ 9,748
      Work in process                5,426                 5,501
      Finished goods                15,710                13,543
                                   -------               -------
      Total Inventories            $32,724               $28,792
                                   -------               -------
                                   -------               -------


4.   Long-term Contract

     Work is continuing on a long-term contract for the construction of aperture mask production equipment for a customer in China. At March 31, 1995, the contract was approximately 75% complete. At March 31, 1995, no material change had been made in the estimate of costs to complete the contract.

5.   Earnings Per Share

     Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method. All remaining such warrants were exercised during the third quarter of 1994. Fully diluted earnings per share did not differ significantly from primary earnings per share in both years. As noted in Note 1, per share amounts for the period ended March 31, 1994 have been restated to reflect a two-for-one stock split in the third quarter of 1994.

                              BMC INDUSTRIES, INC.
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     Total revenues for the first quarter of 1995 increased by $8.9 million or 17.0% from the first quarter of 1994. Net sales of primary products increased $5.5 million or 10.5% from the first quarter of 1994. Net sales of the Precision Imaged Products group, which excludes equipment and technology sales, increased by 14.2% due primarily to an improvement in sales mix related to increased sales of larger-sized and invar color television aperture masks. Net sales of the Optical Products group increased 4.2% due primarily to an increase in unit sales of polycarbonate eyewear lenses, offset by declines in unit sales of glass and plastic eyewear lenses.

     Cost of sales of primary products was 83.7% of net sales for the first quarter of 1995, compared to 84.3% in the same period of 1994. The improvement occurred in both groups and was due primarily to improved sales mix and improved manufacturing efficiency.

     Net interest expense for the first quarter of 1995 declined by $1.0 million in comparison to the prior year s first quarter. This was due primarily to the payoff of all the Company s outstanding debt during the third quarter of 1994.

     The provision for income taxes was 38.1% of pre-tax income in the first quarter of 1995 compared to 34.0% for the same period in 1994. The higher effective rate in the first quarter of 1995 versus the same period in 1994 was due to a higher proportion of foreign earnings which incur taxes at rates higher than in the U.S. The Company anticipates that its effective tax rate for the total year of 1995 will be in the approximate range of 34% to 38% compared to 38% for the total year of 1994.

FINANCIAL POSITION AND LIQUIDITY

     Cash and cash equivalent balances increased by $2.2 million during the first three months of 1995, due primarily to cash generated from earnings, offset by capital expenditures. Working capital was $41.2 million at March 31, 1995 compared to $38.8 million at December 31, 1994. The current ratio was
1.97 at March 31, 1995, consistent with the 1.97 at December 31, 1994. The ratio of total liabilities to equity declined to .68 at March 31, 1995 compared to .70 at December 31, 1994.

     The Company had $43.9 million available for borrowing under domestic and foreign bank lines at March 31, 1995. As of March 31, 1995, the Company had commitments of approximately $4.1 million related to capital projects. This amount included approximately $2.3 million related to the ongoing line upgrades at the Company's Cortland aperture mask facility.

     The Company announced in May 1995 an increase in its previously-announced expansion program for its aperture mask operations. Capital expenditures associated with the expansion have been increased from $35 million to $80 to $85 million. The cost of this expansion is expected to be financed primarily through internally-generated cash and bank debt. The Company believes that such sources are adequate to meet its short and long-term financing needs.

                         PART II. OTHER INFORMATION.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     The Company's 1995 Annual Meeting of Stockholders was held on May 4, 1995. Three matters were submitted to a vote of stockholders: (1) Election of certain members of the Company's Board of Directors, (2) Proposal to amend
Article V of the Company's Second Restated Articles of Incorporation to increase the number of authorized shares of voting common stock from 24,500,000 shares to 49,500,000 shares and (3) Proposal to amend Article V of the Company's Second Restated Articles of Incorporation to permit the Board of Directors to amend the Second Restated Articles of Incorporation to change the number of authorized shares of capital stock in connection with any division or combination of the Company's shares.

     (1) The nominees for election to the Company's Board of Directors, as listed in the Company's Proxy Statement dated March 27, 1995, were elected for two year terms at that meeting. Voting for the individual nominees was as follows:



                                                       Votes Withheld
          Nominee                       Votes For        or Against
          -------                       ----------     --------------
          Mr. John W. Castro            10,174,245          20,851
          Mr. Joe E. Davis              10,166,095          29,001
          Dr. Richard A. Swalin         10,172,969          22,127


          The following directors did not stand for election this year because their terms of office continued after the meeting: Mr. Lyle D. Altman, Mr. Paul B. Burke, and Mr. S. Walter Richey.

     (2) The amendment to Article V of the Second Restated Articles of Incorporation increasing the number of authorized common stock was approved by the stockholders with votes cast as follows:


               Votes for                         9,438,087
               Votes withheld or against           736,469
               Abstentions                          20,540
               Broker non-votes                          0


     (3) The amendment to Article V of the Second Restated Articles of Incorporation permitting the Board of Directors to change the number of authorized shares of capital stock in connection with any division or combination of the Company's shares was approved by the stockholders with votes cast as follows:


               Votes for                         8,824,098
               Votes withheld or against           230,254
               Abstentions                          19,910
               Broker non-votes                  1,120,834


          A copy of the amendments to Article V of the Second Restated Articles of Incorporation was filed with the Company's annual report on Form 10-K for year ended December 31, 1994.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS                                                                    PAGE


          28.1   News Release, dated May 5, 1995, announcing the addition of new production lines...................................................... 10

          28.2   News Release, dated May 4, 1995, announcing the appointment of
                 Paul B. Burke as Chairman of the Board................................ 12

          28.3   News Release, dated April 20, 1995, announcing first quarter 1995 operating results..................................................... 13



     (b)  REPORTS ON FORM 8-K.


          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.




SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BMC INDUSTRIES, INC.





                                      /s/ Terry R. Nygaard
                                      --------------------
                                      Terry R. Nygaard
                                      Controller (Principal Accounting Officer)



Dated:  May 15, 1995