Form 10-Q
period 1995-06-30
BMC INDUSTRIES INC/MN/
filed 1995-08-11
CIK 215310

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------------   SECURITIES EXCHANGE ACT OF 1934.  For the Quarterly Period ended
               June 30, 1995.

- ------------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.  For the Transition Period from
               N/A to                 .
               ---    ----------------

Commission File No. 1-8467


                              BMC INDUSTRIES, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


          MINNESOTA                               41-0169210
          ---------                               ----------
     (State of Incorporation)                (IRS Employer Identification No.)

               TWO APPLETREE SQUARE, MINNEAPOLIS, MINNESOTA  55425
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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



BMC Industries, Inc. has outstanding 13,468,222 shares of common stock as of August 10, 1995. There is no other class of stock outstanding.


                                  Page 1 of 14.
                         Exhibit Index Begins at Page 9.

                          PART I:  FINANCIAL INFORMATION

                              BMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

Item 1: Financial Statements

                                                         JUNE 30  DECEMBER 31
                                                       ---------  -----------
ASSETS                                                      1995         1994
- -------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                            $  19,437    $  14,327
  Trade accounts and notes receivable, net of allowances  25,978       24,564
  Inventories - Note 3                                    33,449       28,792
  Deferred income taxes                                    4,491        5,914
  Other current assets                                     5,580        5,221
- -------------------------------------------------------------------------------
     Total Current Assets                                 88,935       78,818
- -------------------------------------------------------------------------------

Property, Plant and Equipment                            147,636      130,622
Less Accumulated Depreciation                             88,494       80,764
                                                       ---------    ---------
Property, Plant and Equipment - Net                       59,142       49,858
                                                       ---------    ---------
Deferred Income Taxes                                      3,423        3,297
Other Assets - Net                                         7,710        6,713
- -------------------------------------------------------------------------------

Total Assets                                           $ 159,210    $ 138,686
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------

Current Liabilities
  Accounts payable                                     $  14,038    $  12,090
  Income taxes payable                                     7,678        5,514
  Accrued expenses and other liabilities                  22,094       22,445
- -------------------------------------------------------------------------------
     Total Current Liabilities                            43,810       40,049
- -------------------------------------------------------------------------------

Other Liabilities                                         18,463       15,835
Deferred Income Taxes                                        943        1,014

Stockholders' Equity
  Common stock                                            51,544       51,156
  Other                                                   (1,411)      (1,263)
  Retained earnings                                       39,194       27,559
  Cumulative translation adjustment                        6,667        4,336
- -------------------------------------------------------------------------------
     Total Stockholders' Equity                           95,994       81,788
- -------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $ 159,210    $ 138,686
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30                                  JUNE 30
                                                       --------------------------------       --------------------------------
                                                         1995                   1994                  1995         1994
- ------------------------------------------------------------------------------------------------------------------------------
Revenues
   Net sales of primary products                        $  64,026            $ 53,701             $121,779      $105,946
   Equipment and technology sales                           5,621               3,604                9,202         3,765
- ------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                       69,647              57,305              130,981       109,711
- ------------------------------------------------------------------------------------------------------------------------------
Operating Costs and Expenses
   Cost of sales of primary products                       50,764              43,496               99,110        87,562
   Cost of equipment and technology sales                   3,757               2,674                5,668         2,944
   Selling                                                  2,205               2,067                4,480         4,102
   Administrative                                           1,330                 945                2,584         2,055
- ------------------------------------------------------------------------------------------------------------------------------
      Total operating costs and expenses                   58,056              49,182              111,842        96,663
- ------------------------------------------------------------------------------------------------------------------------------

Income from Operations                                     11,591               8,123               19,139        13,048
- ------------------------------------------------------------------------------------------------------------------------------

Other Income and (Expense)
   Interest expense                                           (28)               (837)                (105)       (1,812)
   Interest income                                            213                 127                  398           211
   Other income (expense)                                     (92)                (44)                (159)           17
- ------------------------------------------------------------------------------------------------------------------------------

Earnings from Continuing Operations before Income Taxes    11,684               7,369               19,273        11,464
Income Tax Provision                                        4,207               2,692                7,102         4,085
- ------------------------------------------------------------------------------------------------------------------------------

Earnings from Continuing Operations                         7,477               4,677               12,171         7,379
Provision for Loss Related to Discontinued
 Operation (less applicable income tax benefit of
 $461) - Note 2                                            --                   --                  --           (839)
- ------------------------------------------------------------------------------------------------------------------------------

Net Earnings                                            $   7,477            $  4,677             $ 12,171      $  6,540
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share from Continuing Operations           $    0.53            $   0.34             $   0.87      $   0.55
Loss Per Share Related to Discontinued Operation              --                   --                   --         (0.06)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share                                  $    0.53            $   0.34             $   0.87      $   0.49
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation         14,117              13,570               14,065        13,422
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                            $    0.02            $     --             $   0.04      $     --
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                       ------------------------
                                                          1995           1994
- -------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
     Net earnings                                      $  12,171    $    6,540
     Depreciation and amortization                         4,363         4,426
     Changes in operating assets and liabilities             146         6,954
- --------------------------------------------------------------------------------
        Total                                             16,680        17,920
- --------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities
     Additions to property, plant and equipment          (11,590)       (3,064)
     Other                                                    22             2
- --------------------------------------------------------------------------------
        Total                                            (11,568)       (3,062)
- --------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities
     Repayment of long-term debt(1)                           (9)       (8,549)
     Common stock issued(1)                                  388         2,077
     Cash dividends paid                                    (536)           --
     Employee loans for exercise of stock options           (148)          (68)
- --------------------------------------------------------------------------------
        Total                                               (305)       (6,540)
- -------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash
        Equivalents                                          303           182
- --------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                  5,110         8,500
Cash and Cash Equivalents at Beginning of Period          14,327        10,927
- --------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period             $  19,437    $   19,427
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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


See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)



1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of operations and the cash flows for the periods ended
     June 30, 1995 and 1994. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended June 30, 1994 have been reclassified to conform to the presentation for the periods ended June 30, 1995. Per share amounts for the periods ended
     June 30, 1994 have been restated to reflect a two-for-one stock split in the third quarter of 1994. The results of operations for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1994 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


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


3.   Inventories

                                JUNE 30, 1995     DECEMBER 31, 1994
                                -------------     -----------------
     Raw materials                 $  12,222        $    9,748
     Work in process                   5,490             5,501
     Finished goods                   15,737            13,543
                                   ---------        ----------
     Total Inventories             $  33,449        $   28,792
                                   ---------        ----------
                                   ---------        ----------

4.   Long-term Contract


     Work is continuing on a long-term contract for the construction of aperture mask production equipment for a customer in China. At June 30, 1995, the contract was approximately 75% complete. Pursuant to a periodic review of the contract, estimates of total costs to complete the contract were reduced during the second quarter, resulting in profit recognition for the cumulative project-to-date effect of such reduction in total contract costs.


5.   Earnings Per Share

     Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method. All remaining outstanding warrants were exercised during the third quarter of 1994. Fully diluted earnings per share did not differ significantly from primary earnings per share in both years.
     As noted in Note 1, per share amounts for the periods ended June 30, 1994 have been restated to reflect a two-for-one stock split in the third quarter of 1994.

                              BMC INDUSTRIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Total revenues for the second quarter of 1995 increased by $12.3 million or 21.5% from the second quarter of 1994. Net sales of primary products increased $10.3 million or 19.2% from the second quarter of 1994. Net sales of the Precision Imaged Products group, excluding equipment and technology sales, increased by 30.2% due primarily to an improvement in sales mix related to increased sales of larger-sized and invar color television aperture masks. Net sales of the Optical Products group for the second quarter were equivalent to the second quarter of 1994. Unit sales of polycarbonate eyewear lenses continued to increase, offset by declines in unit sales of glass and plastic eyewear lenses.

Cost of sales of primary products was 79.3% of net sales for the second quarter of 1995, compared to 81.0% in the same period of 1994. The improvement occurred in both groups and was due primarily to improved sales mix and manufacturing efficiencies.

Administrative expenses increased by $0.4 million or 40.7% primarily as a result of an increase in the Company's stock price to which certain deferred compensation plans are tied. Interest expense for the second quarter of 1995 declined by $0.8 million in comparison to the prior year's second quarter. This was due to the payoff of all the Company's outstanding debt during the third quarter of 1994.

The provision for income taxes was 36.0% of pre-tax income in the second quarter of 1995 compared to 36.5% for the same period in 1994.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Total revenues for the first six months of 1995 increased $21.3 million or 19.4% over the first six months of 1994. Net sales of primary products increased $15.8 million or 14.9%. Net sales of the Precision Imaged Products group increased by 22.4% due primarily to an improvement in sales mix related to increased sales of larger-sized and invar color television aperture masks. Net sales of the Optical Products group increased 2%, due primarily to an increase in unit sales of polycarbonate eyewear lenses which was partially offset by declines in unit sales of glass and plastic eyewear lenses.

Cost of sales of primary products was 81.4% of net sales in the first six months of 1995, compared to 82.6% in the same period of 1994. The improvement occurred throughout the Company and was due primarily to improved sales mix and manufacturing efficiencies.

Administrative expenses increased by $0.5 million or 25.7% primarily as a result of an increase in the Company's stock price to which certain deferred compensation plans are tied. Interest expense declined by $1.7 million in the first six months of 1995 compared to the same period in 1994. This was due to the payoff of all the Company's outstanding debt during the third quarter of 1994.

The provision for income taxes was 36.8% of pre-tax income in the first six months of 1995 compared to 35.6% for the same period in 1994. The higher effective rate in the first six months of 1995 was due primarily to a higher proportion of foreign earnings which incur taxes at rates higher than in the U.S. The Company anticipates that its effective tax rate for the total year of 1995 will be in the approximate range of 36% to 38%.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances increased by $5.1 million during the first six months of 1995, due primarily to cash generated from earnings, partially offset by capital expenditures. Working capital was $45.1 million at June 30, 1995 compared to $38.8 million at December 31, 1994. The current ratio was 2.03 at June 30, 1995 compared to 1.97 at December 31, 1994. The ratio of total liabilities to equity declined to .66 at June 30, 1995 compared to .70 at December 31, 1994.

The Company had $43.8 million available for borrowing under domestic and foreign bank lines at June 30, 1995.

The Company announced during the second quarter an $80 to $85 million expansion program within its aperture mask operations. The cost of this expansion is expected to be financed primarily through internally-generated cash and bank debt. The Company believes that such sources are adequate to meet its short and long-term financing needs.

PART II.  OTHER INFORMATION.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

                                                                              PAGE
                                                                              ----

          10. Form of Change of Control Agreement entered into between the Company and Mr. Nygaard. -- (Incorporated by reference to Exhibit 10.32 of the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1991 (File No. 1-8467)).

          27. Financial Data Schedule (filed only in electronic format).

          28.1  News Release, dated August 2, 1995, announcing
                 organizational changes  . . . . . . . . . . . . . . . . .     10

          28.2  News Release, dated July 25, 1995, announcing second
                 quarter 1995 operating results  . . . . . . . . . . . . .     11

          28.3  News Release, dated July 17, 1995, announcing
                 management changes . . . . . . . . . . . . . . . . . . . .    13

          28.4  News Release, dated June 9, 1995, announcing quarterly
                 dividend  . . . . . . . . . . . . . . . . . . . . . . . .     14

     (b)  REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BMC INDUSTRIES, INC.




                                   ----------------------------------------
                                   Terry R. Nygaard
                                   Controller (Principal Accounting Officer)



Dated: August 11, 1995