Form 10-Q
period 1995-09-30
BMC INDUSTRIES INC/MN/
filed 1995-11-13
CIK 215310

                                 FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended September 30, 1995.

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934. For the Transition Period from N/A to __________.
           ------

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

                    X   Yes                        _____ No
                  -----

BMC Industries, Inc. has outstanding 26,944,444 shares of common stock as of November 13, 1995 (shares are stated on a post-split basis, which split shares were distributed on November 13, 1995). There is no other class of stock outstanding.

                                 Page 1 of 18.
                      Exhibit Index Begins at Page 10.

                        PART I :   FINANCIAL INFORMATION

                              BMC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

 Item 1:  Financial Statements

                                               September 30        December 31
                                               ------------        -----------
ASSETS                                                 1995               1994
------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                       $ 18,901           $ 14,327
   Trade accounts and notes
     receivable, net of allowances                   25,998             24,564
   Inventories - Note 3                              32,289             28,792
   Deferred income taxes                              3,980              5,914
   Other current assets                               5,368              5,221
------------------------------------------------------------------------------
      Total Current Assets                           86,536             78,818
------------------------------------------------------------------------------

Property, Plant and Equipment                       156,867            130,622
Less Accumulated Depreciation                        89,424             80,764
                                                   --------           --------
     Property, Plant and Equipment - Net             67,443             49,858
                                                   --------           --------
Deferred Income Taxes                                 3,428              3,297
Other Assets - Net                                    7,945              6,713
------------------------------------------------------------------------------
Total Assets                                       $165,361           $138,686
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

Current Liabilities
   Accounts payable                                $ 13,905           $ 12,090
   Income taxes payable                               7,925              5,514
   Accrued expenses and other liabilties             23,652             22,445
------------------------------------------------------------------------------
     Total Current Liabilities                       45,482             40,049
------------------------------------------------------------------------------

Other Liabilities                                    18,917             15,835
Deferred Income Taxes                                   866              1,014

Stockholders' Equity
   Common stock                                      52,038             51,156
   Other                                             (1,242)            (1,263)
   Retained earnings                                 43,472             27,559
   Cumulative translation adjustment                  5,828              4,336
------------------------------------------------------------------------------
      Total Stockholders' Equity                    100,096             81,788
------------------------------------------------------------------------------

Total Liabilities and
   Stockholders' Equity                            $165,361           $138,686
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                            BMC INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
                 (in thousands, except per share amounts)

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30                 September 30
                                                                ------------------------      -------------------------
                                                                  1995          1994            1995            1994
-----------------------------------------------------------------------------------------------------------------------
Revenues

   Net sales of primary products                                $58,189        $53,488        $179,968        $159,434
   Equipment and technology sales                                 1,014            491          10,216           4,256
-----------------------------------------------------------------------------------------------------------------------
       Total revenues                                            59,203         53,979         190,184         163,690
-----------------------------------------------------------------------------------------------------------------------

   Cost of sales of primary products                             47,677         45,593         146,787         133,155
   Cost of equipment and technology sales                           466            201           6,134           3,145
   Selling                                                        2,078          2,038           6,558           6,140
   Administrative                                                 1,653            994           4,237           3,049
-----------------------------------------------------------------------------------------------------------------------
      Total operating costs and expenses                         51,874         48,826         163,716         145,489
-----------------------------------------------------------------------------------------------------------------------

Income from Operations                                            7,329          5,153          26,468          18,201
-----------------------------------------------------------------------------------------------------------------------

Other Income and (Expense)
   Interest expense                                                (103)        (1,240)           (208)         (3,052)
   Interest income                                                  206            168             604             379
   Other income (expense)                                             7            (36)           (152)            (19)
-----------------------------------------------------------------------------------------------------------------------

Earnings from Continuing Operations before Income Taxes           7,439          4,045          26,712          15,509
Income Tax Provision                                              2,891          1,759           9,993           5,844
-----------------------------------------------------------------------------------------------------------------------

Earnings from Continuing Operations                               4,548          2,286          16,719           9,665

Provision for Loss Related to Discontinued
   Operation (less applicable income tax
   benefit of $461) - (Note 2)                                       --             --              --            (839)
-----------------------------------------------------------------------------------------------------------------------

Net Earnings                                                    $ 4,548         $ 2,286       $ 16,719       $   8,826
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Earnings Per Share from Continuing Operations                   $  0.16         $  0.08       $   0.59       $    0.36
Loss Per Share Related to Discontinued Operation                     --              --             --            (.03)
-----------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share                                          $  0.16         $  0.08       $   0.59       $    0.33
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation               28,369          27,721         28,210          27,137

-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                                    $  0.01         $  0.01        $  0.03       $    0.01
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                             BMC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                          Nine Months Ended
                                                            September 30
                                                      ------------------------
                                                          1995          1994
------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
   Net earnings                                         $ 16,719      $  8,826
   Depreciation and amortization                           6,665         6,660
   Changes in operating assets and liabilities             4,227         9,201
------------------------------------------------------------------------------
     Total                                                27,611        24,687
------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities
   Additions to property, plant and equipment            (23,291)       (6,709)
   Other                                                      22             6
------------------------------------------------------------------------------
     Total                                               (23,269)       (6,703)
------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities
   Decrease in short-term borrowings                          --           (23)
   Repayment of long-term debt(1)                            (15)      (22,534)
   Common stock issued(1)                                    776         2,104
   Cash dividends paid                                      (805)           --
   Employee loans for exercise of stock options              127           (68)
------------------------------------------------------------------------------
     Total                                                    83       (20,521)
------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                      149           240
------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents       4,574        (2,297)
Cash and Cash Equivalents at Beginning of Period          14,327        10,927
------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period              $ 18,901      $  8,630
------------------------------------------------------------------------------
------------------------------------------------------------------------------

(1)  IN 1994, IN ADDITION TO THE LONG-TERM DEBT REPAYMENT AND
     COMMON STOCK ISSUANCE SHOWN, $4,911 OF LONG-TERM DEBT WAS FORGIVEN AS CONSIDERATION FOR THE EXERCISE OF WARRANTS.

See accompanying Notes to Condensed Consolidated Financial Statements.

                             BMC INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                (in thousands, except per share amounts)


1.  Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of operations and the cash flows for the periods ended September 30, 1995 and 1994. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended September 30, 1994 have been reclassified to conform to the presentation for the periods ended September 30, 1995. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1994 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

3.  Inventories                      September 30, 1995      December 31, 1994
                                     ------------------      -----------------
    Raw materials                          $12,771                $  9,748
    Work in process                          5,277                   5,501
    Finished goods                          14,241                  13,543
                                           -------                 -------
    Total Inventories                      $32,289                 $28,792
                                           -------                 -------
                                           -------                 -------

4.  Long-term Contract

    Work is continuing on a long-term contract for the construction of aperture mask production equipment for a customer in China. At September 30, 1995, the contract was approximately 85% complete. Pursuant to a periodic review of the contract, estimates of total costs to complete the contract were reduced during the second quarter, resulting in profit recognition for the cumulative project-to-date effect of such reduction in total contract costs.

5.  Earnings Per Share

    Earnings per share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method. All remaining outstanding warrants were exercised during the third quarter of 1994. Fully diluted earnings per share did not differ significantly from primary earnings per share in both years.

6.  Stock Split

    On October 18, 1995, the Company declared a 2-for-1 stock split, payable in the form of a 100% stock dividend. Holders of record on October 30, 1995 of the Company's common stock will receive one additional share of stock for each share held, to be distributed on November 13, 1995. As a result, the number of outstanding shares and earnings per share for prior periods presented have been restated to reflect the split.

7.  Pending Matters

    As noted in the Company's Form 10-K for the period ended December 31, 1994, in January 1995, a U.S. District Court jury in Miami, Florida awarded the Company a verdict totaling $5.1 million against Barth Industries (Barth) of Cleveland, Ohio and its parent, Nesco Holdings, Inc. (Nesco). The verdict relates to an agreement under which Barth and Nesco were to help automate the plastic lens production plant in Ft. Lauderdale. In September 1995, Barth and Nesco filed an appeal of the jury verdict, as expected. The Company has not recorded any income relating to this verdict as a final judgment has not yet been rendered.

                             BMC INDUSTRIES, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Total revenues for the third quarter of 1995 increased by $5.2 million or 9.7% from the third quarter of 1994. Net sales of primary products increased $4.7 million or 8.8% from the third quarter of 1994. Net sales of the Precision Imaged Products group, excluding equipment and technology sales, increased by 12.8% due primarily to continued improvement in sales mix toward higher-margin large-sized and invar color television aperture masks. Net sales of the Optical Products group increased by 1.4%. An increase in unit sales of polycarbonate eyewear lenses was largely offset by a decline in unit sales of glass and plastic eyewear lenses.

Cost of sales of primary products was 81.9% of net sales for the third quarter of 1995, compared to 85.2% in the same period of 1994. The improvement occurred in both groups and was due primarily to an improved sales mix of higher-margin products and improved manufacturing efficiencies.

Administrative expense for the third quarter of 1995 increased by $0.7 million in comparison to the prior year's third quarter. This increase was due primarily to increased costs associated with compensation plans which are tied to the Company's stock price which has increased during the period and also due to the staffing of new positions.

Interest expense for the third quarter of 1995 declined by $1.1 million in comparison to the prior year's third quarter. The Company had long-term debt in the third quarter of 1994 which was paid off in that period and no long-term debt in the third quarter of 1995.

The provision for income taxes was 38.9% of pre-tax income in the third quarter of 1995 compared to 43.5% for the same period in 1994. The higher rate in 1994 was due to higher taxes incurred by its German subsidiary in that period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Total revenues for the first nine months of 1995 increased $26.5 million or 16.2% over the first nine months of 1994. Net sales of primary products increased $20.5 million or 12.9%. Net sales of the Precision Imaged Products group increased by 19.1% due primarily to an improvement in sales mix related to increased sales of larger-sized and invar color television aperture masks and increased revenue recognition under a long-term equipment construction contract. Net sales of the Optical Products group increased 1.8%, due primarily to an increase in unit sales of polycarbonate eyewear lenses, offset by a decline in unit sales of glass and plastic eyewear lenses.

Cost of sales of primary products was 81.6% of net sales in the first nine months of 1995, compared to 83.5% in the same period of 1994. The improvement occurred throughout the Company and was due primarily to the improved sales mix and enhanced manufacturing efficiencies.

Administrative expense for the first nine months of 1995 increased by $1.2 million in comparison to the same period of 1994 due primarily to increased costs associated with compensation plans which are tied to the Company's stock price which increased during the period and also due to the staffing of new positions.

Interest expense declined by $2.8 million in the first nine months of 1995 compared to the same period in 1994. The Company had long-term debt in 1994 which was paid off in the third quarter of that year and no long-term debt during the first nine months of 1995.

The provision for income taxes was 37.4% of pre-tax income in the first nine months of 1995 compared to 37.7% for the same period in 1994. The Company anticipates that its effective tax rate for the total year of 1995 will be in the approximate range of 37% to 39%.

ENVIRONMENTAL

The Company was previously named as a defendant in connection with real property located in Irvine, California previously occupied by a discontinued operation of the Company. The Company recently settled this litigation with the other parties and all claims have been dismissed with prejudice. Remediation of the site has begun in accordance with a remediation system approved by the applicable regulatory state agency. The settlement amount and the cost of the remediation system to date are both within the amounts previously reserved by the Company for this matter.

Other than as noted above, there are no material changes in the status of the legal proceedings and environmental matters as described in the Company's Form 10-K for the fiscal year ended December 31, 1994.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances increased by $4.6 million during the first nine months of 1995, due primarily to operating earnings and changes in operating assets and liabilities. These increases were partially offset by capital expenditures of $23.3 million, principally due to construction of an additional aperture mask production line at the Company's facility in Germany, the construction of horizontal coating equipment at the Company's facility in New York and the commencement of an expansion of the Company's aperture mask manufacturing facility in New York. The Company announced in the first and second quarters of 1995 its plans to further increase its mask manufacturing capacity with the construction of two additional production lines and related facilities. The Company selected its existing Cortland, New York facility as the site for these lines and facilities in the third quarter. During the third quarter of 1995, the Company began the engineering phase of the expansion and has spent $1.4 million to date on the expansion. Total cost of the Cortland expansion is estimated to be between $80 and $85 million. Completion of the first of these lines is expected in the first quarter of 1997. The second line is expected to be operating in the second quarter of 1997.

Working capital was $41.1 million at September 30, 1995, compared to $38.8 million at December 31, 1994. The current ratio was 1.90 at September 30, 1995, compared to 1.97 at December 31, 1994. The ratio of total liabilities to equity declined to .65 at September 30, 1995 compared to
 .70 at December 31, 1994. The Company had no debt at both September 30, 1995 and December 31, 1994.

The Company had $43.6 million available for borrowing under domestic and foreign bank lines at September 30, 1995. Discussion with banks are underway to increase credit lines by amounts sufficient to fund the capital projects described above. As of September 30, 1995, the Company had commitments of $8.1 million for capital purchases. Additional commitments relating to the previously mentioned expansion at the New York facility will be entered into as the project progresses.

Management believes that sufficient cash can be generated through operations and borrowings to finance the above capital projects and the Company's other short and long-term cash needs.

                        PART  II.  OTHER INFORMATION.

ITEM 1.    LEGAL PROCEEDINGS.

           With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7-9 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" on Page 6.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits                                                       Page
           --------                                                       ----
             3.1  Amendment to the Second Restated Articles of
                  Incorporation, dated as of October 30, 1995 . . . . . .  11

            27.   Financial Data Schedule (Filed only in
                  electronic format)

            28.1  News Release, dated November 2, 1995, announcing
                  the addition of Harry A. Hammerly to the Board of
                  Directors . . . . . . . . . . . . . . . . . . . . . . .  13

            28.2  News Release, dated October 19, 1995, announcing
                  third quarter 1995 operating results, declaration of
                  a 2-for-1 stock split and an increase in the
                  authorized quarterly dividend . . . . . . . . . . . . .  14

            28.3  News Release, dated September 8, 1995, announcing
                  quarterly dividend. . . . . . . . . . . . . . . . . . .  18

     (b)   REPORTS ON FORM 8-K.

           The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BMC INDUSTRIES, INC.



                                      ---------------------------------------
                                      Michael P. Hawks
                                      Vice President of Finance &
                                        Administration, CFO
Dated:  November 13, 1995