Form 10-K405
period 1995-12-31
BMC INDUSTRIES INC/MN/
filed 1996-04-01
CIK 215310

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             _______________________
                                    FORM 10-K
(Mark one)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________
Commission File No.:  1-8467 _______________________

                              BMC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
MINNESOTA                                                             41-0169210
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

TWO APPLETREE SQUARE, MINNEAPOLIS, MINNESOTA                               55425
(Address of principal executive office)                               (Zip Code)
Registrant's telephone number, including area code:  (612) 851-6000
                             _______________________

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                    -----------------------------------------
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
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 27, 1996, 27,259,794 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the Common Stock as of such date (based on the closing price of the Common Stock at that date on the New York Stock Exchange), excluding shares deemed beneficially owned by affiliates, was approximately $566 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 (the "1995 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 25,1996.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

BMC was organized in 1907 under the name Buckbee-Mears Company. Over the course of its early history, the Company developed an expertise in photolithography and in the chemical etching of metals. In the 1950's, BMC collaborated in the development of chemically etched aperture masks for color cathode ray tubes.
The Company entered the optical business in 1969 with the acquisition of Vision-Ease Lens, a manufacturer of glass multi-focal ophthalmic lenses, based in St. Cloud, Minnesota.

In the early 1980's, the Company sought accelerated growth through acquisitions, acquiring additional optical products operations and operations producing electronic interconnection components and related manufacturing equipment. In 1985, the Company determined that the interest burden from acquisition-related debt and a worsening economy in the electronics industry made it impossible to sustain the growth strategy. Between 1985 and 1987, the Company divested several optical products operations and all of the interconnection component operations. Additionally, a contact lens manufacturing operation and the Company's former European optical products businesses were divested in 1989.

The Company presently is composed of two product groups, referred to as Precision Imaged Products and Optical Products. Precision Imaged Products is composed of two units. Mask Operations, the group's principal business, produces aperture masks, an integral component of every color television and computer monitor picture tube. The Company, through its Mask Operations, is the only independent aperture mask manufacturer located outside Asia. Buckbee-Mears St. Paul, the second unit of Precision Imaged Products, is a leading domestic producer of precision photo-etched parts. Precision Imaged Products, through its Mask Operations, also is involved in the sale, design, manufacture and installation of aperture mask manufacturing equipment and the licensing of BMC's related proprietary process technology in developing nations. Optical Products designs, manufactures and distributes polycarbonate, glass and hard-resin plastic multi-focal and single-vision ophthalmic lenses for the personal eyewear market. During the fourth quarter of 1995, the Company, through its Vision-Ease Lens division, acquired the assets of a glass multi-focal lens manufacturer in St. Cloud, Minnesota and acquired a lens distributor in London, England. As of December 31, 1995, the Company had 1,915 employees.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Financial information about the Company's business segments for the three most recent fiscal years is contained on pages 37-38 of the 1995 Annual Report, and is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

The Company's business is divided into two product groups: Precision Imaged Products and Optical Products.

                            PRECISION IMAGED PRODUCTS

Precision Imaged Products ("PIP") is composed of two units, Mask Operations and Buckbee-Mears St. Paul, which design, manufacture and market precision etched metal parts, including aperture masks, specialty printed circuits, precision electroformed components and precision etched and filled glass products. The group's Mask Operations also is involved in the sale, design, manufacture and installation of aperture mask manufacturing equipment and the licensing of the Company's related proprietary process technology in developing nations.

PRODUCTS AND MARKETING. PIP includes Mask Operations, composed of Buckbee-Mears Cortland (Cortland, New York) and Buckbee-Mears Europe (Mullheim, Germany), and Buckbee-Mears St. Paul (St. Paul, Minnesota). The Cortland and Mullheim facilities primarily manufacture aperture masks. The St. Paul facility manufactures precision etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. The St. Paul facility also operates a continuous precision parts etching line at the Company's Mullheim facility. Four customers each accounted for more than 10% of PIP's 1995 total revenues, while two accounted for more than 10% of the Company's 1995 total revenues. Thomson, S.A. of France (including its U.S. based operations) accounted for approximately 28% of the Company's 1995 total
revenues.   Thomson produces televisions in North America and Europe under various trademarks, including RCA and GE. Philips Components B.V. of the Netherlands accounted for approximately 13% of the Company's 1995 total revenues.

Aperture masks are photochemically etched fine screen grids found in every color television and computer monitor picture tube. An aperture mask allows electron beams to activate selectively the red, green or blue phosphors on the inside face plate of the cathode ray tube, producing a color image. Aperture masks are made from cold rolled steel or invar (a nickel alloy) and range in size from 6 inch to 42 inch diagonal dimensions. The Company's facilities employ an automated continuous photochemical etching process originally developed by the Company. Aperture masks are sold directly by the Company to color picture tube manufacturers in North America, Western and Eastern Europe, India, and Asia. Mask Operations maintains an in-house sales staff to sell aperture masks directly to its customers. Net sales of aperture masks comprised 57%, 54% and 53% of the Company's consolidated total revenues in 1995, 1994 and 1993, respectively.

During the 1980's, the Company expanded its aperture mask production capacity by adding additional aperture mask production lines in 1984 and 1988 at its Cortland, New York facility and in 1986 at its Mullheim, Germany facility.
In 1986, the Company also added a specialized production line at Mullheim. The specialized line is designed to manufacture precision etched components other than aperture masks, such as gimbal springs for use in computer disk drives. During the fourth quarter of 1995, Buckbee-Mears St. Paul began production on this line of several demanding precision etched components. At its Cortland operation, the Company also manufactures small quantities of special-purpose, very-high-resolution foil aperture masks for military avionics use.

The Company was engaged in research and development efforts in recent prior years aimed at developing the manufacturing and technical expertise necessary to produce aperture masks for high definition television ("HDTV") and other large color cathode ray tube applications ("jumbo masks"). As a result, the Company has delivered limited quantities of prototype HDTV aperture masks to customers engaged in HDTV research and development. Commercial production deliveries of other jumbo masks, which are manufactured from invar and steel, have increased significantly in the last three years due to a corresponding increase in sales of jumbo televisions, particularly in the United States. In addition, over the past few years, the Company has engaged in research and development efforts aimed at developing the manufacturing and technical expertise necessary to produce aperture masks for high-resolution color computer monitors.

In 1993, the Company modified one of the three manufacturing lines at its Cortland, New York facility to permit the production of high-resolution masks for computer monitors. An initial pre-production run of high-resolution masks was completed during the fourth quarter of 1993. During 1994, the Company qualified as a high-resolution computer monitor mask vendor and began its first volume shipments of the product. Due to strong demand for larger size television aperture masks in 1995, the Company converted this line back to television aperture mask production. In February 1994, the Company began steps to upgrade another one of the three manufacturing lines at its Cortland facility. The upgraded line in Cortland will serve the growing demand for large and jumbo masks for high-performance color television tubes. The Company expects to complete the process upgrades by the second quarter of 1996.

In February 1994, the Company initiated construction of a new production line at its Mullheim, Germany facility. The start-up of the new production line began in the fourth quarter of 1995. The German facility currently is working to increase yields with a ramp into full volume production anticipated during 1996. The new production line in the German facility will be dedicated exclusively to the production of high-resolution computer monitor masks.

In 1995, the Company announced its plans to add two new production lines at the Cortland, NY facility, one for television aperture masks and the other for high-resolution computer monitor masks. The Company began engineering and construction of this expansion in the third quarter of 1995. The Company anticipates that the first of the two new production lines at Cortland will become operational during the first quarter of 1997, with the second line
expected to begin production during the second quarter of 1997.   These new
production lines, along with the new production line in the German facility and the upgraded line in Cortland, will add manufacturing capacity for 13 to 14 million television aperture masks and will increase production capacity for computer monitor masks to 10 million masks annually. The expansion is focused particularly on the growing market for large masks (25-29 inch), medium masks (19-23 inch) and high resolution computer monitor masks.

Products manufactured at the St. Paul, Minnesota facility include precision etched metal parts; large size, tight tolerance specialty printed circuits up to four by ten feet in area; precision electroformed components; and, precision etched and filled glass products. These products are sold directly by the Company, both by in-house sales personnel and manufacturers representatives, to manufacturers of automotive components, filtration equipment, microwave antennas, computers and printers, various consumer products, medical electronics and computer aided design/computer aided manufacturing ("CAD/CAM") equipment and military and avionics electronics.

In 1991, the Company (through its Mask Operations) largely completed delivery and installation of aperture mask manufacturing equipment to a Chinese customer; in 1992, acceptance testing of the equipment was completed and the customer commenced commercial production. The Company receives royalty payments on
products produced by this customer.   In 1993, the Company (through Mask
Operations) entered into a $26 million contract to deliver and install aperture mask manufacturing equipment to another Chinese customer. The Company anticipates successful completion of this contract during 1996, at which time the Company will receive royalty payments on products manufactured by this customer.

INTELLECTUAL PROPERTY. The Company has a number of patents which are important to the success of its PIP operations. These patents range in their expiration dates from 1998 to 2014. The loss of any single patent would not have a material adverse effect on the business of the Company as a whole. The Company believes that improvement of existing products and processes and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining the Company's competitive position. At the same time, the Company continues to seek patent protection for its products and processes on a selective basis. However, there can be no assurance that any patents obtained will provide substantial protection or be of commercial value. The Company generally requires its consultants and employees to agree in writing to maintain the confidentiality of the Company's information and (within certain limits) to assign to the Company any inventions, and any patent or other intellectual property rights, relating to the Company's business.

COMPETITION. Competition with respect to the products described above is intense, with no one competitor dominating the market. The principal methods of competition are pricing, product quality and product availability, and the Company competes on the basis of each of these methods.

The Company is one of only five independent aperture mask manufacturers in the world. In addition, several color picture tube manufacturers operate captive aperture mask production facilities. State directed ventures operate in China. The Company believes that it has approximately a 20% share of the total world aperture mask market held by independent manufacturers. The Company is the only independent aperture mask manufacturer with production facilities outside Asia.

Many producers compete in the market for precision etched metal parts produced by the St. Paul facility; there is no clear market share leader. The Company sells its precision etched metal parts to approximately 250 industrial users. The specialty printed circuit market served by that facility includes producers of a wide variety of end products; its size therefore is difficult to quantify. The Company estimates that there are approximately 20 customers for specialty circuits, primarily military and industrial users.

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

BACKLOG. As of December 31, 1995, the backlog of PIP sales orders believed to be firm was $177 million, compared with $126 million as of December 31, 1994. The Company expects that all of the December 31, 1995 backlog orders will be filled within the current fiscal year. Backlog orders are based on the results of annual price/quantity negotiations with aperture mask customers and purchase orders in hand from other customers. Backlog orders may be changed or cancelled by aperture mask customers without penalty.

ENVIRONMENTAL. Chemically etching metals, which is performed by all PIP operations, requires the Company to utilize chemical substances which must be handled in accordance with applicable laws and regulations. The etching processes also generate wastewater, which is treated using on-site wastewater treatment systems, and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The Company employs systems for either disposing of such wastes in accordance with applicable laws or regulations or recycling the chemicals it utilizes through the manufacturing process. The wastes and the wastewater treatment systems are monitored by environmental agencies to assure compliance with applicable standards. Generation of waste does entail that the Company maintain responsibility for the waste even after proper disposal. As of March 22, 1996, the Company is involved in a total of eight (8) sites where environmental investigations are occurring and final settlement has not been reached, of which five (5) relate to the PIP division and three (3) relate to the Optical Products division. See "Optical Products -- Environmental" for a discussion of the sites relating to the Optical Products division.

During 1995, the Company was identified as a potentially reponsible party ("PRP") at a site for which the Environmental Protection Agency (the "EPA") previously requested information regarding the Company's potential involvement at the site. It is the Company's belief that its involvement at this site was
minimal and, therefore, is seeking de minimis status.   Also in 1995, the
Company reached a de minimis settlement of its liability with the non-de minimis PRP group at a site in which the Company was a PRP. This activity maintains a total of five (5) sites, involving the Company's PIP division, where the Company has been involved in environmental investigations and where final settlement has not been reached.

In addition to the above sites, the Company was named previously as a defendant in connection with real property located in Irvine, California previously occupied by a discontinued operation of the Company's PIP division. In 1995, the Company settled this litigation with the other parties to the lawsuit and
all claims have been dismissed with prejudice.   Remediation of the site has
begun in accordance with a remediation system approved by the applicable state regulatory agency. The settlement amount and the anticipated cost of the remediation system are both within the $3.3 million reserved by the Company for this matter. The Company has also been named as a defendant by parties identified as PRP's for a site in Cortland, New York. The Company strongly believes it has no involvement with this site and is committed to a vigorous defense of this case. It is impossible at this time to predict the likely outcome of this matter or the Company's exposure if this case is decided
adversely.   However, it is not currently anticipated that this case, or the
Company's share of the costs of environmental remediation activities for any of the sites discussed above will have a materially adverse effect on the financial condition of the Company as a whole.

PIP estimates that in 1995 and 1994 it incurred approximately $5.1 and $3.4 million, respectively, in expenditures (including capital expenditures) related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, it estimates that it will make approximately $2.0 million and $1.9 million dollars in capital expenditures for environmental control facilities during 1996 and 1997-98, respectively.

SEASONALITY. The Company's earnings from PIP are generally lower in the first and third quarters due to maintenance shutdowns at the Company's Cortland, N.Y. and Mullheim, Germany facilities. Also, the seasonality of televisions, the end product of aperture masks, affects the Company's annual earnings pattern.

                                OPTICAL PRODUCTS

Optical Products, operating under the Vision-Ease Lens trademark ("Vision-Ease"), is a major U.S. manufacturer of ophthalmic lenses, including semi-finished polycarbonate, glass and hard-resin plastic multi-focal and single-vision lenses and finished polycarbonate single-vision lenses, with group headquarters located in Brooklyn Park, Minnesota. Vision-Ease includes manufacturing operations located in Brooklyn Center and St. Cloud, Minnesota and in Ft. Lauderdale, Florida. Vision-Ease also has 13 distribution centers in the U.S. and Canada, a sales subsidiary in Canada and a distribution subsidiary in England.

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

Vision-Ease manufactures finished and semi-finished single-vision and semi-finished multi-focal poly lenses, including progressive power multi-focal lenses, at its Brooklyn Center facility. Progressive power multi-focal lenses provide a gradual transition from distance to near viewing without the visual "jump" generally associated with a multi-focal lens. Due to the strong market demand, Vision-Ease increased its polycarbonate manufacturing capacity by approximately 40% in 1995, after nearly doubling it in both 1994 and 1993. The Company produces semi-finished glass multi-focal and single-vision lenses at its St. Cloud facility. The Ft. Lauderdale facility manufactures semi-finished hard-resin plastic multi-focal (including high-index) and single-vision lenses, including plastic progressive power multi-focal lenses, and glass progressive power multi-focal lenses.

In 1994, the Company entered into a strategic supply agreement with a low-cost, off-shore supplier for mid-range power standard hard-resin plastic lenses. Under the terms of the supply agreement, Vision-Ease is committed to purchase approximately $10.7 million dollars of lens over a four year period. This agreement allows Vision-Ease to focus manufacturing capabilities on higher-margin products within this segment and to be cost-competitive on mid-range, lower-margin products.

Over the last three years, the Company has made increasing investments in lens development work, particularly in poly lens development and other higher margin products. The result has been the first quarter 1993 introduction of a poly progressive lens product line and other new poly products, and the introduction of several new products in 1994, including VersaLite-Registered Trademark- 1.0 (a thin and light single-vision lens). The Company added several new products during 1995, including VersaLite-Registered Trademark- SunRx-Registered Trademark- (a premium glare reducing sunglass lens). Vision-Ease will continue to make significant investments in poly lens development.

Vision-Ease also markets the Optifacts-TM- computer software system. Optifacts-TM- combines proprietary software and standard major manufacturer computer hardware for use by optical wholesale laboratories. The Optifacts-TM- software assists the laboratory in order entry, inventory tracking and related business functions.

Vision-Ease markets its optical products to more than 600 wholesalers and retailers in the U.S. and to more than 60 in international markets. No single customer of Vision-Ease accounted for more than 10% of its or the Company's total revenues in 1995. Vision-Ease utilizes independent sales representatives to market its lens products, and the Company advertises in industry publications. Vision-Ease also maintains an internal sales and marketing department to coordinate all sales and promotional activities and provide customer service.

ACQUISITIONS. Vision-Ease made two acquisitions during 1995. In November 1995, Vision-Ease purchased the assets of Lantz Lenses, Inc. ("Lantz"), a glass multi-focal lens manufacturer in St. Cloud, Minnesota.

In December 1995, Vision-Ease acquired Optical Manufacturing Supplies Limited ("OMS"), a distributor of lenses in London, England. The Company believes that the acquisition of Lantz will increase its sales of multi-focal glass products and the acquisition of OMS will expand its direct distribution of Vision-Ease products into Europe.

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

COMPETITION. Competition in the ophthalmic industry with respect to all of the products described above is intense, with no one firm dominating the industry. The principal methods of competition in the industry are product offerings, pricing, product quality and customer service, particularly with respect to turnaround time from order to shipment. The Company competes on each of these methods. Vision-Ease continues to investigate all low-cost manufacturing opportunities to increase its competitiveness.

SUPPLIES. Vision-Ease has available multiple sources of the raw materials required to manufacture all of its products, with the exception of the monomer required in the production of standard hard-resin plastic lenses, which is available domestically only through Pittsburgh Plate Glass Industries, Inc. and Akzo Chemie America, the monomer required in the production of high-index plastic lenses, available only from Daiso, a Japanese company, and photochromic glass blanks used in producing photochromic glass lenses, which are available domestically only from Corning Glass. Although the Company's principal supplier of standard monomer is Akzo Chemie America, the products of both domestic suppliers are qualified for use in the Company's production process. Alternate offshore supplies of both standard monomer and photochromic glass blanks are available in the event of any disruption of supplies from domestic sources.

BACKLOG AND INVENTORY. Due to the significance to the ophthalmic industry of rapid turnaround time from order to shipment, the backlog of sales orders is not material. Due to the large number of stock-keeping units required, there is a need to maintain a significant amount of inventory in order to satisfy rapid response time.

ENVIRONMENTAL. As part of its lens manufacturing processes, the Company utilizes hazardous chemical substances, which must be handled in accordance with applicable laws and regulations. The lens manufacturing processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The Company employs systems for either disposing of such wastes in accordance with applicable laws and regulations, or recycling the chemicals it utilizes through the manufacturing process. The wastes and the wastewater treatment systems are monitored by environmental agencies to assure compliance with applicable standards. The wastes generated by Vision-Ease operations must be managed and disposed of properly and the Company retains responsibility for those wastes even after proper disposal. As of March 22, 1996, the Company is involved in a total of eight

(8) sites where environmental investigations are occurring and final settlement has not been reached, of which five (5) relate to the PIP division and three (3) relate to the Optical Products division. See "Precision Imaged Products -- Environmental" for a discussion of the sites relating to the PIP division.

In addition to the above sites, the Company has continued its site investigations at its Fort Lauderdale facility. The Company's consultant has begun testing at the site. Following compilation of all test results, the Company will submit its recommendations regarding the site to the state regulatory agency for concurrence. The Company's consultant has indicated that it is reasonably probable that some type of remediation will be required and has provided the Company an approximate cost range for that remediation. Based on the consultant's estimates, and in accordance with generally accepted accounting principles, the Company has reserved for potential remediation costs. Because the governmental bodies have not yet identified the full extent of any remedial actions, it is still impossible at this time to predict the likely outcome of the Fort Lauderdale matter, as well as the additional eight sites discussed above, or the Company's exposure if any of these cases are decided adversely.

It is not currently anticipated that the Company's share of the costs of environmental remediation activities for any of the sites, including the range provided by the Company's consultant for the Fort Lauderdale facility, will have a materially adverse effect on the financial condition of the Company.

Vision-Ease estimates that in 1995 and 1994 it incurred approximately $635,000 and $580,000, respectively, in expenditures (including capital expenditures) related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, it estimates that it will make approximately $71,000 in capital expenditures for environmental control facilities during 1996.

SEASONALITY. The Company's earnings from Optical Products are generally lower in the first quarter due to the seasonality of eyeglasses, the end product of the Company's lenses.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

Financial information about the Company's foreign and domestic operations and export sales for the three most recent fiscal years is contained on page 38 of the 1995 Annual Report, and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The locations of the Company's principal production facilities are as follows:

                                                          Approximate Square
                                                             Feet of Space
Location                      Principal Use                  (in thousands)
- --------                      -------------                  --------------

Owned:
     St. Cloud, MN            Optical Products                      94
     Mullheim, Germany        Precision Imaged Products            173
     Cortland, NY             Precision Imaged Products            152

Leased:
     St. Paul, MN             Precision Imaged Products            106
     Ft. Lauderdale, FL       Optical Products                      65
     Brooklyn Center, MN      Optical Products                      49

The Company leases approximately 9,500 square feet in Minneapolis, Minnesota for its corporate administrative offices. The Company leases approximately 6,000 square feet in Brooklyn Park, Minnesota for the administrative offices of Vision-Ease. The Company's leases in St. Paul and Brooklyn Center expire in February 1999 and March 1998, respectively, and its lease in Ft. Lauderdale expires in November 1996. The Company is not renewing the Ft. Lauderdale lease. The Company's management is evaluating its options for continuing hard resin plastic lens production currently conducted at the Ft. Lauderdale facility, including moving the operation to a more appropriately sized and lower cost facility.

The Company's existing facilities are fully utilized. The Company began construction of two new production lines at its Cortland facility in 1995.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 22, 1996 are as follows:

Caption>


                         Date First
                         Elected or
                        Appointed as
                        an Executive
Name (Age)                 Officer           Title
- ----------              ------------         -----

Paul B. Burke (40)      August, 1985         Chairman of the Board, President
                                             and Chief Executive Officer

John L. Gburek (37)     August, 1995         Vice President of Corporate
                                             Development

Michael P. Hawks (43)   August, 1985         Vice President of Finance and
                                             Administration, Chief Financial
                                             Officer and Secretary

Terry R. Nygaard (47)   May, 1993            Vice President of Taxes

Jeffrey L. Wright (33)  January, 1996        Corporate Controller

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

Mr. Burke is also a director of the Company. Mr. Burke joined the Company as Associate General Counsel in June, 1983, and became Vice President, Secretary and General Counsel in August, 1985. In November, 1987, he was appointed Vice President, Fort Lauderdale Operations of the Company's Vision-Ease Lens division and in May, 1989, he was appointed President of Vision-Ease Lens. In May, 1991, Mr. Burke was elected President and Chief Operating Officer of the Company, and in July, 1991, he became President and Chief Executive Officer. Mr. Burke was appointed Chairman of the Board in May, 1995.

Mr. Gburek joined the Company in January, 1993 as Vice President/General Manager of Buckbee-Mears St. Paul. In August, 1995, he was appointed Vice President of Corporate Development. Prior to joining the Company, Mr. Gburek served as Director, Manufacturing Operations, LTV Aerospace and Defense Co., a subsidiary of LTV Corporation.

Mr. Hawks joined the Company in October, 1983 as Assistant Corporate Controller and became Corporate Controller in August, 1985. In May, 1993, Mr. Hawks became Treasurer and Secretary of the Company and in August, 1995, he became Vice President of Finance and Administration, Chief Financial Officer and Secretary.

Mr. Nygaard joined the Company in July, 1984 as Director of Taxes and became Corporate Controller in May, 1993. Mr. Nygaard was appointed Vice President of Taxes in January, 1996.

Mr. Wright joined the Company in January, 1996. From February, 1993 to January, 1996, he served in several capacities with Employee Benefit Plans, Inc., most recently as Vice President and Treasurer. Prior to February, 1993, Mr. Wright worked in several audit and business advisory positions with Arthur Andersen, L.L.P.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

"Price Range of Common Stock" on page 41 of the 1995 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

"Historical Financial Summary" on page 22 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



"Management's Discussion and Analysis" on pages 23-26 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes on pages 27-39 and the Report of its Independent Auditors on page 40 of the 1995
Annual Report are incorporated herein by reference, as is the unaudited information under the caption "Selected Quarterly Data" on page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

(a)  DIRECTORS OF THE REGISTRANT

     The information under the caption "Election of Directors" on pages 2-5 of the 1996 Proxy Statement is incorporated herein by reference.

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers of the Company is included in this report under Item 4A, "Executive Officers of the Registrant".

(c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information under the caption "Section 16 Compliance" on page 16 of the 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" on pages 7-9 and "Election of Directors - Information About the Board and Its Committees" on pages 3-4 of the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5-6 of the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions" on pages 15-16 of the 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS:

          The following items are incorporated herein by reference from the pages indicated in the Registrant's 1995 Annual Report:

          Consolidated Financial Statements:                               Page:
          ----------------------------------                               -----

          Consolidated Statements of Earnings for the Years Ended
          December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . .   27

          Consolidated Balance Sheets, December 31, 1995 and 1994. . . . .   28

          Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . .   29


          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . .   30

          Notes to Consolidated Financial Statements . . . . . . . . . . . 31-39

          Report of Independent Auditors . . . . . . . . . . . . . . . . .    40

     2.   FINANCIAL STATEMENT SCHEDULE:

          The selected quarterly financial data (unaudited) included under the caption "Selected Quarterly Data" on page 42 of the 1995 Annual Report is incorporated herein by reference.

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

          A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 1, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Investor Relations Department, BMC Industries, Inc., Two Appletree Square, Minneapolis, Minnesota 55425.

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

          b) 1995 Management Incentive Bonus Plan Summary (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).

          c)   1996 Management Incentive Bonus Plan Summary (filed herewith as
               Exhibit 10.3).

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

          j) BMC Industries, Inc. Profit Sharing Plan 1994 Revision, as amended (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).


          k) BMC Industries, Inc. Savings Plan 1994 Revision, as amended (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).

          l) Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984 (File No. 1-8467)).

          m) Form of Change of Control Agreement entered into between the Company and Messrs. Burke, Kerr, Hawks and Nygaard (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-
               8467)).

          n) Change of Control Agreement Entered into between the Company and Mr. Gburek (filed herewith as Exhibit 10.32).

          o)   1994 Stock Incentive Plan (incorporated by reference to Exhibit
               10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

          p) BMC Stock Option Exercise Loan Program, as revised December 14, 1994 (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).

          q) BMC Industries, Inc. Benefit Equalization Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

(c)  EXHIBITS

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  FINANCIAL STATEMENT SCHEDULES

     The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule II
Valuation and Qualifying Accounts
Years Ended December 31
(in thousands)

                                                  Additions
                                     Balance      Charged to                                     Balance
                                    Beginning      Costs and                    Translation     at End of
                                     of Year       Expenses      Deductions     Adjustment        Year
- -----------------------------------------------------------------------------------------------------------

 1995
- -----------------------------------------------------------------------------------------------------------
 Allowance for doubtful
 accounts                             $ 1,461        $ 1,206        $   823       $     19        $ 1,863
- -----------------------------------------------------------------------------------------------------------
 Allowance for merchandise
 returns                                  563          1,580          1,394       $     24            773
- -----------------------------------------------------------------------------------------------------------
                                      $ 2,024        $ 2,786        $ 2,217       $     43        $ 2,636
- -----------------------------------------------------------------------------------------------------------
 Inventory reserves                   $ 2,998        $ 1,068        $   296       $     45        $ 3,815
- -----------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
 1994
- -----------------------------------------------------------------------------------------------------------
 Allowance for doubtful
 accounts                             $ 1,493        $   800        $   877       $     45        $ 1,461
- -----------------------------------------------------------------------------------------------------------
 Allowance for merchandise
 returns
                                          627            974          1,068             30            563
- -----------------------------------------------------------------------------------------------------------
                                      $ 2,120        $ 1,774        $ 1,945       $     75        $ 2,024
- -----------------------------------------------------------------------------------------------------------
 Inventory reserves                   $ 3,238        $   790        $ 1,131       $    101        $ 2,998
- -----------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
 1993
- -----------------------------------------------------------------------------------------------------------
 Allowance for doubtful
 accounts                             $ 1,424        $   788        $   684       $    (35)       $ 1,493
- -----------------------------------------------------------------------------------------------------------
 Allowance for merchandise
 returns
                                          578          1,018            953            (16)           627
- -----------------------------------------------------------------------------------------------------------
                                      $ 2,002        $ 1,806        $ 1,637       $    (51)       $ 2,120
- -----------------------------------------------------------------------------------------------------------
 Inventory reserves                   $ 4,234        $   916        $ 1,815       $    (97)       $ 3,238
- -----------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 29, 1996, on its behalf by the undersigned, thereunto duly authorized.

                                             BMC INDUSTRIES, INC.

                                             By /s/ Michael P. Hawks
                                             -----------------------
                                             Michael P. Hawks
                                             Vice President of Finance and
                                             Administration, Chief Financial
                                             Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

           Signature                         Title

 /s/ Paul B. Burke                           Chairman of the Board, President
- ------------------------------------         and Chief Executive Officer
 Paul B. Burke                               (Principal Executive Officer)


 /s/ Michael P. Hawks                        Vice President of Finance and
- ------------------------------------         Administration, Chief
Michael P. Hawks                             Financial Officer and Secretary
                                             (Principal Financial Officer)


 /s/ Jeffrey L. Wright                       Corporate Controller (Principal
- ------------------------------------         Accounting Officer)
Jeffrey L. Wright


 /s/ Lyle D. Altman                          Director
- ------------------------------------
Lyle D. Altman


 /s/ John W. Castro                          Director
- ------------------------------------
John W. Castro


 /s/ Joe E. Davis                            Director
- ------------------------------------
Joe E. Davis


 /s/ Harry A. Hammerly                       Director
- ------------------------------------
Harry A. Hammerly


 /s/ S. Walter Richey                        Director
- ------------------------------------
S. Walter Richey


 /s/ Richard A. Swalin                       Director
- ------------------------------------
Richard A. Swalin

                              BMC Industries, Inc.
                   Exhibit Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1995


Exhibit No.         Exhibit                  Method of Filing
- -----------         -------                  ----------------

3.1                 Second Restated          Incorporated by reference
                    Articles of              to Exhibit 3.1 to the
                    Incorporation of the     Company's Annual Report
                    Company, as amended.     on Form 10-K for the year
                                             ended December 31, 1994
                                             (File No. 1-8467).

3.2                 Amendment to the         Incorporated by reference
                    Second Restated          to Exhibit 3.2 to the
                    Articles of              Company's Annual Report
                    Incorporation,           on Form 10-K for the year
                    dated May 8, 1995.       ended December 31, 1994
                                             (File No. 1-8467).

3.3                 Amendment to the         Incorporated by reference
                    Second Restated          to Exhibit 3.1 to the
                    Articles of              Company's quarterly
                    Incorporation, dated     report on Form 10-Q for
                    October 30, 1995.        the quarter ended
                                             September 30, 1995 (File
                                             No. 1-8467).

3.4                 Restated Bylaws of       Incorporated by reference
                    the Company, as          to Exhibit 3.4 to the
                    amended.                 Company's Annual Report
                                             on Form 10-K for the year
                                             ended December 31, 1994
                                             (File No. 1-8467).

4.1                 Specimen Form of the     Incorporated by reference
                    Company's Common         to Exhibit 4.3 to the
                    Stock Certificate.       Company's Registration
                                             Statement on Form S-2
                                             (File No. 2-83809).

10.1                1984 Omnibus Stock       Incorporated by reference
                    Program, as amended      to Exhibit 10.1 to the
                    effective December       Company's Annual Report
                    19, 1989.                on Form 10-K for the year
                                             ended December 31, 1989
                                             (File No. 1-8467).

10.2                1995 Management          Incorporated by reference
                    Incentive Bonus Plan     to Exhibit 10.3 to the
                    Summary.                 Company's Annual Report
                                             on Form 10-K for the year
                                             ended December 31, 1994
                                             (File No. 1-8467).

10.3                1996 Management          Filed electronically.
                    Incentive Bonus Plan
                    Summary.

10.4                Interest Rate            Incorporated by reference
                    Supplement Program.      to written description
                                             thereof on page 10 of the
                                             Company's Proxy Statement
                                             dated March 22, 1991
                                             (File No. 1-8467).

10.5                Revised Executive        Incorporated by reference
                    Expense Policy           to Exhibit 10.7 to the
                    (effective as of         Company's Annual Report
                    January 1, 1993).        on Form 10-K for the year
                                             ended December 31, 1991
                                             (File No. 1-8467).

10.6                BMC Industries, Inc.     Incorporated by reference
                    Supplemental             to Exhibit 10.10 to the
                    Executive Retirement     Company's Annual Report
                    Plan.                    on Form 10-K for the year
                                             ended  December  31, 1988
                                             (File No. 1-8467).

10.7                First and Second         Incorporated by reference
                    Declaration of           to Exhibit 10.9 to the
                    Amendment, effective     Company's Annual Report
                    March 15, 1991 and       on Form 10-K for the year
                    June 3, 1991,            ended December 31, 1991
                    respectively, to BMC     (File No. 1-8467).
                    Industries, Inc.
                    Supplemental
                    Executive Retirement
                    Plan.

10.8                Third Declaration of     Incorporated by reference
                    Amendment, effective     to Exhibit 10.9 to the
                    as of January 1,         Company's Annual Report
                    1992, to BMC             on Form 10-K for the year
                    Industries, Inc.         ended December 31, 1992
                    Supplemental             (File No. 1-8467).
                    Executive Retirement
                    Plan.

10.9                Fourth Declaration       Incorporated by reference
                    of Amendment,            to Exhibit 10.10 to the
                    effective as of June     Company's  Annual  Report
                    30, 1992, to BMC         on Form 10-K for the year
                    Industries, Inc.         ended  December  31, 1992
                    Supplemental             (File No. 1-8467).
                    Executive Retirement
                    Plan.

10.10               BMC Industries, Inc.     Incorporated by reference
                    Profit  Sharing Plan     to Exhibit 10.10 to the
                    1994  Revision, as       Company's Annual Report
                    amended.                 on Form 10-K for the year
                                             ended  December  31, 1994
                                             (File No. 1-8467).

10.11               BMC Industries, Inc.     Incorporated  by reference to
                    Savings Plan 1994        Exhibit 10.11 to the Company's
                    Revision, as amended.    Annual Report on Form 10-K for
                                             the year ended December 31, 1994
                                             (File No. 1-8467).

10.12               Directors'  Deferred     Incorporated by reference
                    Compensation Plan.       to  Exhibit 10.16  to the
                                             Company's  Annual  Report
                                             on Form 10-K for the year
                                             ended  December 31,  1984
                                             (File No. 1-8467).

10.13               1994 Stock Incentive     Incorporated by reference to
                    Plan.                    Exhibit 10.12 to the Company's
                                             Annual Report on Form 10-K for
                                             the year ended December  31, 1993
                                             (File No. 1-8467).

10.14               BMC Stock Option         Incorporated by reference
                    Exercise Loan            to Exhibit 10.15 to the
                    Program,  as revised     Company's  Annual  Report
                    December 14, 1994.       on Form 10-K for the year
                                             ended  December  31, 1994
                                             (File No. 1-8467).

10.15               BMC Industries, Inc.     Incorporated by reference
                    Benefit Equalization     to Exhibit 10.14 to the
                    Plan.                    Company's  Annual  Report
                                             on Form 10-K for the year
                                             ended  December 31,  1993
                                             (File No. 1-8467).

10.16               Lease Agreement,         Incorporated by reference
                    dated November 20,       to Exhibit 10.9 to the
                    1978, between            Company's Registration
                    Control Data             Statement on Form  S-2
                    Corporation  and the     (File No. 2-79667).
                    Company.

10.17               Amendment to Lease       Incorporated by reference
                    Agreement, dated         to Exhibit 10.24 to the
                    December  27, 1983,      Company's Annual Report
                    between Control Data     on Form 10-K for the year
                    Corporation and the      ended December 31, 1983
                    Company.                 (File No. 1-8467).

10.18               Amendment to Lease       Incorporated by reference
                    Agreement, dated         to Exhibit 10.15  to the
                    April 9, 1986,           Company's Annual Report
                    between Control Data     on Form 10-K for the year
                    Corporation  and the     ended  December 31, 1987
                    Company.                 (File No. 1-8467).

10.19               Amendment to Lease       Incorporated by reference
                    Agreement, dated         to Exhibit 10.14 to the
                    April 12, 1989,          Company's Annual Report
                    between GMT              on Form 10-K for the year
                    Corporation as           ended  December 31,  1989
                    successor in             (File No. 1-8467).
                    interest to Control
                    Data Corporation)
                    and the Company.

10.20               Amendment to Lease       Incorporated by reference
                    Agreement, dated         to Exhibit 10.15 to the
                    March 19, 1990,          Company's  Annual  Report
                    between GMT              on Form 10-K for the year
                    Corporation  and the     ended  December  31, 1989
                    Company.                 (File No. 1-8467).

10.21               Amendment to Lease       Incorporated by reference
                    Agreement, dated May     to Exhibit 10.20  to the
                    17, 1993, between        Company's  Annual  Report
                    GMT Corporation and      on Form 10-K for the year
                    the Company.             ended  December 31,  1993
                                             (File No. 1-8467).

10.22 Amendment of Lease, Incorporated by reference dated April 6, 1994 to Exhibit 10.23 to the by and between GMT Company's Annual Report Corporation and the on Form 10-K for the year
                    Company.                 ended  December 31,  1994
                                             (File No. 1-8467).

10.23               Waiver  of Condition     Incorporated by reference
                    Precedent, dated         to Exhibit 10.24 to the
                    July 29, 1994, by        Company's  Annual  Report
                    and between GMT          on Form 10-K for the year
                    Corporation  and the     ended  December  31, 1994
                    Company.                 (File No. 1-8467).

10.24               Lease Agreement,         Incorporated by reference
                    dated June 25, 1987,     to Exhibit 10.17 to the
                    between ATS II           Company's Annual Report
                    Associates Limited       on Form 10-K for the year
                    Partnership and the      ended December 31, 1987
                    Company.                 (File No. 1-8467).

10.25               Amendment to Lease       Incorporated by reference
                    Agreement, dated         to Exhibit 10.19 to the
                    December 4, 1992, by     Company's Annual Report
                    and between ATS II       on Form 10-K for the year
                    Associates Limited       ended  December 31,  1992
                    Partnership  and the     (File No. 1-8467).
                    Company.

10.26               Amendment to Lease,      Incorporated by reference
                    dated December 7,        to Exhibit 10.27 to the
                    1994, by and between     Company's  Annual  Report
                    ATS II Associates        on Form 10-K for the year
                    Limited Partnership      ended December 31, 1994
                    and the Company.         (File No. 1-8467).

10.27 Amendment to Lease, Incorporated by reference dated February 16, to Exhibit 10.28 to the
                    1995, by and between     Company's  Annual  Report
                    ATS II Associates        on Form 10-K for the year
                    Limited  Partnership     ended  December 31,  1994
                    and the Company.         (File No. 1-8467).

10.28               Lease Agreement,         Incorporated by reference
                    dated December 8,        to Exhibit 10.32 to the
                    1983, between ARI        Company's Annual Report
                    Limited  Partnership     on Form 10-K for the year
                    and the Company.         ended December 31, 1983
                                             (File No. 1-8467).

10.29               Lease, dated January     Incorporated by reference
                    26, 1994, by and         to Exhibit 10.24 to the
                    between 7100             Company's Annual Report
                    Northland Circle and     on Form 10-K for the year
                    the Company.             ended December 31, 1993
                                             (File No. 1-8467).

10.30 Second Amendment to Incorporated by reference Lease, dated October to Exhibit 10.31 to the
                    14, 1994, by and         Company's  Annual  Report
                    between Lutheran         on Form 10-K for the year
                    Brotherhood  and the     ended  December 31,  1994
                    Company.                 (File No. 1-8467).

10.31               Form of Change of        Incorporated by reference
                    Control Agreement        to  Exhibit 10.31  to the
                    entered into between     Company's  Annual  Report
                    the Company and          on Form 10-K for the year
                    Messrs. Burke, Kerr      ended  December  31, 1991
                    and Hawks and            (File No. 1-8467).
                    Nygaard.

10.32               Change of Control        Filed electronically.
                    Agreement entered
                    into between the
                    Company and Mr.
                    Gburek.

10.33               Credit Agreement,        Incorporated by reference
                    dated September 30,      to Exhibit 10.33 to the
                    1994, by and between     Company's Annual Report
                    The First National       on Form 10-K for the year
                    Bank of Chicago and      ended December 31, 1994
                    the Company.             (File No. 1-8467).

10.34               Credit Agreement,        Incorporated by reference
                    dated September 30,      to Exhibit 10.34 to the
                    1994, by and between     Company's Annual Report
                    Norwest Bank             on Form 10-K for the year
                    Minnesota, National      ended December 31, 1994
                    Association and the      (File No. 1-8467).
                    Company.

10.35               Credit Agreement,        Incorporated by reference
                    dated September 30,      to Exhibit 10.35 to the
                    1994, by and between     Company's Annual Report
                    NBD Bank, N.A. and       on Form 10-K for the year
                    the Company.             ended  December  31, 1994
                                             (File No. 1-8467).


10.36               Product                  Incorporated by reference
                    Manufacturing and        to Exhibit 10.36  to the
                    Sales Agreement,         Company's  Annual  Report
                    dated October 17,        on Form 10-K for the year
                    1994, between            ended December 31, 1994
                    Polycore Optical,        (File No. 1-8467).
                    PTE. Ltd. and
                    Vision-Ease, a unit
                    of the Company,
                    without exhibits.

13.1                Portions of the          Filed electronically.
                    Company's 1995
                    Annual Report to
                    Stockholders
                    incorporated herein
                    by reference in this
                    Annual Report on
                    Form 10-K.

21.1                Subsidiaries of the      Filed electronically.
                    Registrant.

23.1                Consent of Ernst &       Filed electronically.
                    Young LLP,
                    Independent
                    Auditors.

27.1                Financial Data           Filed electronically.
                    Schedule

99.1                Press Release, dated     Filed electronically.
                    November 20, 1995.

99.2                Press Release, dated     Filed electronically.
                    December 8, 1995.

99.3                Press Release, dated     Filed electronically.
                    January 25, 1996.

99.4                Press Release, dated     Filed electronically.
                    February 15, 1996.

99.5                Press Release, dated     Filed electronically.
                    March 8, 1996