Form 10-Q
period 1996-03-31
BMC INDUSTRIES INC/MN/
filed 1996-05-15
CIK 215310

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934.  For the Quarterly Period ended March 31, 1996.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934.  For the transition Period from   N/A to       .
                                                               -----    ------

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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         X    Yes                               No
      -------                          --------

BMC Industries, Inc. has outstanding 27,261,994 shares of common stock as of May 10, 1996. There is no other class of stock outstanding.

                                     Page 1 of 38
                           Exhibit Index Begins at Page 9.

                           PART I:   FINANCIAL INFORMATION

                                 BMC INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                    (in thousands)

Item 1:  Financial Statements

                                                        MARCH 31  December 31
                                                        --------  -----------
ASSETS                                                      1996         1995
- --------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                            $  6,988     $ 15,874
   Trade accounts and notes receivable,
     net of allowances                                    23,295       23,003
   Inventories                                            39,938       34,772
   Deferred income taxes                                   4,343        3,753
   Other current assets                                    6,478        5,964
- --------------------------------------------------------------------------------
        Total Current Assets                              81,042       83,366
- --------------------------------------------------------------------------------

Property, Plant and Equipment                            181,192      171,711
Less Accumulated Depreciation                             91,613       90,302
                                                        --------     --------
   Property, Plant and Equipment, Net                     89,579       81,409
                                                        --------     --------
Deferred Income Taxes                                      5,457        5,362
Other Assets, Net                                         11,651       12,195
- --------------------------------------------------------------------------------

Total Assets                                            $187,729     $182,332
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------

Current Liabilities
   Accounts payable                                      $20,228      $20,408
   Income taxes payable                                    9,599        9,308
   Accrued expenses and other liabilities                 19,688       20,920
- --------------------------------------------------------------------------------
        Total Current Liabilities                         49,515       50,636
- --------------------------------------------------------------------------------

Other Liabilities                                         21,556       21,654
Deferred Income Taxes                                      1,486        1,576

Stockholders' Equity
   Common stock                                           54,710       52,974
   Retained earnings                                      56,804       50,962
   Cumulative translation adjustment                       4,949        5,749
   Other                                                  (1,291)      (1,219)
- --------------------------------------------------------------------------------
        Total Stockholders' Equity                       115,172      108,466
- --------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity              $187,729     $182,332
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                       (in thousands, except per share amounts)

                                                          Three Months Ended
                                                              March 31
                                                         ---------------------
                                                            1996         1995
- --------------------------------------------------------------------------------
Revenues
   Net sales of primary products                         $68,109      $57,753
   Equipment and technology sales                            192        3,581
- --------------------------------------------------------------------------------
        Total Revenues                                    68,301       61,334
- --------------------------------------------------------------------------------
Operating Costs and Expenses
   Cost of sales of primary products                      55,095       48,346
   Cost of equipment and technology sales                    166        1,911
   Selling                                                 2,558        2,275
   Administrative                                          1,227        1,254
- --------------------------------------------------------------------------------
        Total Operating Costs and Expenses                59,046       53,786
- --------------------------------------------------------------------------------

Income from Operations                                     9,255        7,548
- --------------------------------------------------------------------------------

Other Income and (Expense)
   Interest expense                                         (130)         (77)
   Interest income                                           119          185
   Other expense                                             (50)         (67)
- --------------------------------------------------------------------------------

Earnings before Income Taxes                               9,194        7,589
Income Tax Provision                                       3,011        2,895
- --------------------------------------------------------------------------------

Net Earnings                                             $ 6,183      $ 4,694
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Net Earnings Per Share                                   $  0.22      $  0.17
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation        28,278       28,029
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Dividends Declared Per Share                             $0.0125      $  0.01
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                           Three Months Ended
                                                               March 31
                                                         ----------------------
                                                            1996         1995
- --------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
   Net earnings                                         $  6,183     $  4,694
   Depreciation and amortization                           2,423        2,438
   Changes in operating assets and liabilities            (7,194)         494
- --------------------------------------------------------------------------------
        Total                                              1,412        7,626
- --------------------------------------------------------------------------------

Net Cash Used in Investing Activities
   Additions to property, plant and equipment            (11,529)      (5,547)
- --------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities
   Common stock issued                                     1,736           66
   Cash dividends paid                                      (338)        (267)
   Other                                                     (78)         (11)
- --------------------------------------------------------------------------------
        Total                                              1,320         (212)
- --------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                           (89)         336
- --------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents      (8,886)       2,203
Cash and Cash Equivalents at Beginning of Period          15,874       14,327
- --------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period              $  6,988     $ 16,530
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                       (in thousands, except per share amounts)


1.  Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations and the cash flows for the periods ended March 31, 1996 and 1995. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the period ended March 31, 1995 have been reclassified to conform to the presentation for the period ended March 31, 1996. Per share amounts for the period ended March 31, 1995 have been restated to reflect a two-for-one stock split in the third quarter of 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1995 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  Inventories
                             March 31, 1996      December 31, 1995
                             --------------      -----------------
    Raw materials                   $15,970                $12,556
    Work in process                   5,756                  5,772
    Finished goods                   18,212                 16,444
                             --------------      -----------------
    Total Inventories               $39,938                $34,772
                             --------------      -----------------
                             --------------      -----------------

3.  Long-term Contract

    Work is continuing on a long-term contract for the construction of aperture mask production equipment for a customer in China. At March 31, 1996, the contract was approximately 90% complete. At March 31, 1996, no material change had been made in the estimate of costs to complete the contract.


4.  Earnings Per Share

    Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options using the treasury stock method. Fully diluted earnings per share did not differ significantly from primary earnings per share in both periods. As indicated in Note 1, per share amounts for the period ended March 31, 1995, have been restated to reflect a two-for-one stock split in the third quarter of 1995.

5.  Legal Matters

    There are no material changes in the status of the Barth Industries legal proceeding or any other legal proceeding or environmental matter described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                 BMC INDUSTRIES, INC.
              ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Total revenues for the first quarter of 1996 increased by $7.0 million or 11.4% from the first quarter of 1995. Net sales of primary products increased $10.4 million or 17.9% from the first quarter of 1995. Net sales of the Precision Imaged Products group, which excludes equipment and technology sales, increased 24.5% due primarily to continued improvement in sales mix toward higher-margin larger-sized and invar color television aperture masks. Net sales of the Optical Products group increased 5.5% due primarily to an increase in sales of plastic eyewear lenses of 14.7% and a 3.9% increase in glass lens sales.

Cost of sales of primary products was 80.9% of net sales for the first quarter of 1996, compared to 83.7% in the same period of 1995. The improvement occurred in both groups and was due primarily to improved sales mix of higher-margin products and improved yields and manufacturing efficiencies.

The provision for income taxes was 32.7% of pre-tax income in the first quarter of 1996 compared to 38.1% for the same period in 1995. The lower effective rate in the first quarter of 1996 was primarily due to anticipated realization of certain deferred tax assets for which the Company had previously established a valuation allowance and utilization of excess foreign tax credits upon the repatriation of earnings from the Company's German subsidiary. In addition, foreign earnings, which incur taxes at rates higher than in the U.S., represented a lower proportion of total earnings in 1996. The Company anticipates that its effective tax rate for the total year of 1996 will be lower than the 37.0% effective rate for the total year of 1995 for the reasons described above.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances decreased by $8.9 million during the first three months of 1996, due primarily to $7.5 million of capital expenditures on expansion of the Company's aperture mask manufacturing facilities and increased inventory levels resulting from the continued increase in sales, offset partially by cash generated from earnings. Working capital was $31.5 million at March 31, 1996 compared to $32.7 million at December 31, 1995. The current ratio was 1.64 at March 31, 1996, compared to 1.65 at December 31, 1995. The ratio of total liabilities to equity declined to .63 at March 31, 1996 compared to .68 at December 31, 1995.

In addition to $7.0 million in cash and cash equivalent balances, the Company had $42.6 million available for borrowing under existing domestic and foreign bank credit facilities at March 31, 1996. In addition, the Company is currently negotiating to increase its domestic credit facilities to finance the Company's 1996 capital spending. The Company expects a significant increase in its capital spending in 1996 due to approximately $60 million of capital spending relating to the two-line expansion of the Company's aperture mask manufacturing facility at Cortland, New York. Management is confident that it will successfully negotiate increases in its domestic credit facilities. These increased credit facilities along with available cash balances and cash generated from operations should be sufficient to meet the Company's future capital and operating requirements.

ENVIRONMENTAL

In April 1996, the Company was named as a potentially responsible party (PRP) at a site in Zionsville, Indiana. This is the third site at this location for which the Company has been named a PRP. The Company entered into a de minimus settlement agreement for the prior two sites and also believes that it will be a de minimus party at this site. The Company does not believe the eventual outcome at this site will have a material adverse effect on the financial condition of the Company.

There are no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                        PART II:  OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 and Note 5 of the "Notes to Condensed Consolidated Financial Statements" on page 6.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

    (a)       EXHIBITS                                               PAGE

         10.1 Engineering, Procurement and Construction Agreement
              between Buckbee-Mears Cortland, a Unit of BMC
              Industries, Inc. and Fluor Daniel, Inc. ...............  10

         10.2 Form of Change in Control Agreement entered into between the Company and Mr. Jeffrey L. Wright as of March 15, 1996 (incorporated by reference to Exhibit
              10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Form No. 1-8467))

         27. Financial Data Schedule (filed only in electronic format)

         99.1 News Release, dated April 18, 1996, announcing the
              first quarter 1996 operating results ..................  35

    (b)  REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BMC INDUSTRIES, INC.



                                  ---------------------------------------------
                                  Jeffrey L. Wright
                                  Controller (Principal Accounting Officer)


Dated:   May 14, 1996