Form 10-Q
period 1996-06-30
BMC INDUSTRIES INC/MN/
filed 1996-08-13
CIK 215310

                                          FORM 10-Q


                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------ EXCHANGE ACT OF 1934.  For the Quarterly Period ended June 30, 1996.

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------ EXCHANGE ACT OF 1934.  For the transition Period from  N/A  to       .
                                                              -----    -----

Commission File No. 1-8467


                                      BMC INDUSTRIES, INC.
                     ------------------------------------------------------
                     (Exact Name of Registrant as Specified in its Charter)

            Minnesota                                      41-0169210
    ------------------------                   ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)

                   Two Appletree Square, Minneapolis, Minnesota     55425
                   --------------------------------------------------------
                   (Address of Principal Executive Offices)       (Zip Code)

                                         (612) 851-6000
                      ----------------------------------------------------
                      (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                            X    Yes                       No
                        ---------                  --------

BMC Industries, Inc. has outstanding 27,313,089 shares of common stock as of August 12, 1996. There is no other class of stock outstanding.

                                          Page 1 of 73
                                 Exhibit Index Begins at Page 9.

                               PART I:   FINANCIAL INFORMATION

                                      BMC INDUSTRIES, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                         (in thousands)

Item 1:  Financial Statements

                                                     June 30, 1996   December 31, 1995
                                                     -------------   -----------------
ASSETS
- --------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                            $    5,540          $  15,874
   Trade accounts and notes receivable,
     net of allowances                                      25,276             23,003
   Inventories                                              47,098             34,772
   Deferred income taxes                                     4,831              3,753
   Other current assets                                      7,659              5,964
- --------------------------------------------------------------------------------------
        Total Current Assets                                90,404             83,366
- --------------------------------------------------------------------------------------
Property, Plant and Equipment                              188,920            171,711
Less Accumulated Depreciation                               92,551             90,302
                                                       -----------         ----------
   Property, Plant and Equipment, Net                       96,369             81,409
                                                       -----------         ----------
Deferred Income Taxes                                        5,607              5,362
Other Assets, Net                                           11,899             12,195
- --------------------------------------------------------------------------------------
Total Assets                                            $  204,279          $ 182,332
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------------
Current Liabilities
   Short-term borrowings                                $    6,020
   Accounts payable                                         18,444          $  20,408
   Income taxes payable                                     10,094              9,308
   Accrued expenses and other current liabilities           24,533             20,920
- --------------------------------------------------------------------------------------
        Total Current Liabilities                           59,091             50,636
- --------------------------------------------------------------------------------------
Other Liabilities                                           19,261             21,654
Deferred Income Taxes                                        1,532              1,576

Stockholders' Equity
   Common stock                                             55,302             52,974
   Retained earnings                                        66,305             50,962
   Cumulative translation adjustment                         4,070              5,749
   Other                                                    (1,282)            (1,219)
- --------------------------------------------------------------------------------------
        Total Stockholders' Equity                         124,395            108,466
- --------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity              $  204,279          $ 182,332
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                      BMC INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                          (Unaudited)
                           (in thousands, except per share amounts)

                                                                     Three Months Ended           Six Months Ended
                                                                           June 30                     June 30
                                                              ----------------------------------------------------------
                                                                     1996           1995            1996            1995
- ------------------------------------------------------------------------------------------------------------------------
Revenues
   Net sales of primary products                              $    67,513    $    64,026    $    135,622    $    121,779
   Equipment and technology sales                                     661          5,621             853           9,202
- ------------------------------------------------------------------------------------------------------------------------
        Total Revenues                                             68,174         69,647         136,475         130,981
- ------------------------------------------------------------------------------------------------------------------------
Operating Costs and Expenses
   Cost of sales of primary products                               49,487         50,764         104,582          99,110
   Cost of equipment and technology sales                             204          3,757             370           5,668
   Selling                                                          2,559          2,205           5,117           4,480
   Administrative                                                   1,288          1,330           2,515           2,584
- ------------------------------------------------------------------------------------------------------------------------
        Total Operating Costs and Expenses                         53,538         58,056         112,584         111,842
- ------------------------------------------------------------------------------------------------------------------------
Income from Operations                                             14,636         11,591          23,891          19,139
- ------------------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                                                   (60)           (28)           (190)           (105)
   Interest income                                                     31            213             150             398
   Other income (expense)                                              81            (92)             31            (159)
- ------------------------------------------------------------------------------------------------------------------------
Earnings before Income Taxes                                       14,688         11,684          23,882          19,273
Income Tax Provision                                                4,846          4,207           7,857           7,102
- ------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                  $     9,842    $     7,477    $     16,025    $     12,171
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
Net Earnings Per Share                                        $      0.35    $      0.26    $       0.57    $       0.43
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
Number of Shares Included in Per Share Computation                 28,369         28,233          28,324          28,131
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                                  $    0.0125    $      0.01    $      0.025    $       0.02
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                        BMC INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                          (in thousands)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                          ----------------------------
                                                                                  1996            1995
- ------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
   Net earnings                                                           $     16,025    $     12,171
   Depreciation and amortization                                                 5,127           4,363
   Changes in operating assets and liabilities                                 (16,896)            146
- ------------------------------------------------------------------------------------------------------
        Total                                                                    4,256          16,680
- ------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities
   Additions to property, plant and equipment                                  (22,079)        (11,590)
   Other                                                                            --              22
- ------------------------------------------------------------------------------------------------------
        Total                                                                  (22,079)        (11,568)
- ------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities
   Short-term borrowings                                                         6,020              --
   Common stock issued                                                           2,356             388
   Cash dividends paid                                                            (679)           (536)
   Other                                                                           (37)           (157)
- ------------------------------------------------------------------------------------------------------
        Total                                                                    7,660            (305)
- ------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                      (171)            303
- ------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                           (10,334)          5,110
Cash and Cash Equivalents at Beginning of Period                                15,874          14,327
- ------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $      5,540    $     19,437
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                     BMC INDUSTRIES, INC.
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)
                          (in thousands, except per share amounts)


1.    Financial Statements

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations and the cash flows for the periods ended June 30, 1996 and 1995. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended June 30, 1995 have been reclassified to conform to the presentation for the periods ended June 30, 1996. Per share amounts for the periods ended June 30, 1995 have been restated to reflect a two-for-one stock split in the third quarter of 1995. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1995 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.    Inventories
                             June 30, 1996     December 31, 1995
                             -------------     -----------------
      Raw materials            $    15,150           $    12,556
      Work in process                8,173                 5,772
      Finished goods                23,775                16,444
                               -----------           -----------
      Total Inventories        $    47,098           $    34,772
                               -----------           -----------
                               -----------           -----------

3.    Credit Agreement

      During the second quarter of 1996, the Company signed a new credit agreement (the Agreement) with three domestic banks for unsecured borrowings totaling $150,000. This Agreement consists of a $70,000 four-year revolving credit facility for general corporate purposes and an $80,000 one-year acquisition credit facility. Borrowings under the Agreement bear interest at the Eurodollar Rate plus 0.30% to 0.70%. The rate spread is dependent upon the Company's ratio of debt to total capitalization. In addition, the Company pays a facility fee on unborrowed funds at rates ranging from 0.08% to 0.175%, depending on the Company's debt to total capitalization ratio. Under terms of the Agreement, the Company must meet certain affirmative covenants, including maintaining a specified total capitalization ratio, interest coverage ratio, cash flow leverage ratio and tangible net worth. The Company was in compliance with all covenants and no borrowings were outstanding under the Agreement at June 30, 1996.

4.    Long-term Contract

      Work is continuing on a long-term contract for the construction of aperture mask production equipment for a customer in China. At June 30, 1996, the contract was approximately 90% complete. At June 30, 1996, no material change had been made in the estimate of costs to complete the contract.

5.    Earnings Per Share

      Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include dilutive stock options using the treasury stock method. Fully diluted earnings per share did not differ significantly from primary earnings per share in all periods presented. As indicated in Note 1, per share amounts for the periods ended June 30, 1995 have been restated to reflect a two-for-one stock split in the third quarter of 1995.

6.    Legal Matters

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

                                   BMC INDUSTRIES, INC.
             ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Second quarter revenues from primary products (excluding equipment and technology sales) increased $3.5 million or 5.4% from the second quarter of 1995. Due to the impact of the decline in value of the Deutsche Mark (DM) relative to the U.S. Dollar on the German mask operation, primary product revenues of the Precision Imaged Products group increased only slightly from the strong second quarter of 1995. In the second quarter, sales of jumbo (30" and larger) aperture masks, which have higher gross margin percentages than smaller mask sizes, increased 41.9% over second quarter 1995 sales. The Company made its first sales of computer monitor high-resolution masks manufactured from the new aperture mask line at its manufacturing facility in Germany during the second quarter. While the sales impact of this line was nominal in the second quarter, the Company believes that the new high-resolution line will contribute significant sales in future quarters.
Net sales of the Optical Products group increased 17.5% due to higher sales in all product lines. In particular, sales of high end products (polycarbonate, progressive, high index and polarizing sunglass lenses) increased 21.2% over the same quarter in the prior year.

Cost of sales of primary products was 73.3% of net sales for the second quarter of 1996, compared to 79.3% in the same period of 1995. The improvement occurred in both groups and was due primarily to improved sales mix of higher-margin products and improved yields and manufacturing efficiencies. The Optical Products group also benefited from the acquisition of plastic lenses from a lower cost, off-shore manufacturer.

The provision for income taxes was 33.0% of pre-tax income in the second quarter of 1996 compared to 36.0% for the same period in 1995. The lower effective rate in the second quarter of 1996 was primarily due to utilization of excess foreign tax credits upon the repatriation of earnings from the Company's German subsidiary and additionally, foreign earnings, which incur taxes at rates higher than in the U.S., represented a lower proportion of earnings in the second quarter of 1996 compared to the same period in 1995.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Total revenues from primary products (excluding equipment and technology sales) for the first six months of 1996 increased $13.8 million or 11.4% over the first six months of 1995. Primary product revenues from the Precision Imaged Products group for the first six months of 1996 increased 11.4% due primarily to continued improvement in sales mix toward higher-margin jumbo masks (30" and larger) and invar color television aperture masks. For the first six months of 1996, sales of jumbo masks and masks made from invar increased 64.1% and 24.0%, respectively, over the comparable 1995 period. Net sales of the Optical Products group increased 11.4% due to higher sales in all product lines. In particular, sales of high end products (polycarbonate, progressive, high index and polarizing sunglass lenses) increased more than 15.2% over the prior year.

Cost of sales of primary products was 77.1% of net sales for the first six months of 1996, compared to 81.4% in the same period of 1995. The improvement occurred throughout the Company and was due primarily to improved sales mix of higher-margin products and improved yields and manufacturing efficiencies.

The provision for income taxes was 32.9% of pre-tax income in the first six months of 1996 compared to 36.8% for the same period in 1995. The lower effective rate in the first six months of 1996 was primarily due to utilization of excess foreign tax credits upon the repatriation of earnings from the Company's German subsidiary and additionally, foreign earnings, which incur taxes at higher rates than in the U.S., represented a lower proportion of earnings in the first six months of 1996 compared to the same period in 1995. The Company anticipates that its effective tax rate for the total year of 1996 will be lower than the 37.0% effective rate for the total year of 1995 for the reasons described above.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances decreased $10.3 million and short-term borrowings increased $6.0 million during the first six months of 1996, due primarily to $22.1 million of capital expenditures relating primarily to the expansion of the Company's aperture mask manufacturing facilities and increased inventory levels, offset partially by cash generated from earnings. The increased inventory levels were due primarily to building inventories related to the new computer monitor high-resolution mask line and increasing inventories in the Optical Products group to support new product introductions. Working capital was $31.3 million at June 30, 1996 compared to $32.7 million at December 31, 1995. The current ratio was 1.53 at June 30, 1996, compared to 1.65 at December 31, 1995. The ratio of total liabilities to equity declined to .64 at June 30, 1996 compared to .68 at December 31, 1995.

During the second quarter, the Company signed a $150 million unsecured credit facility consisting of a $70 million revolving credit facility for general purposes and an $80 million acquisition credit facility. The Company expects a significant increase in its capital spending in 1996 due to approximately $55 million of capital spending relating to the two-line expansion of the Company's aperture mask manufacturing facility at Cortland, New York. The revolving credit facility will provide the funds needed for capital spending related to the Cortland expansion. The acquisition credit facility will provide immediately available funds in the event the Company encounters a strategic acquisition opportunity. As of June 30, 1996, the Company had commitments of approximately $13.8 million related to capital projects, a majority of which was related to the Cortland expansion.

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

                                   Part II:  OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" on page 6.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          The Company's 1996 Annual Meeting of Stockholders was held on
          April 25, 1996.  One matter was submitted to a vote of stockholders:
          Election of certain members of the Company's Board of Directors.

          (1) The nominees for election to the Company's Board of Directors, as listed in the Company's Proxy Statement dated March 22, 1996, were elected for two year terms at that meeting. Voting for the individual nominees was as follows:

                                                             Votes Withheld
                Nominee                    Votes For           or Against
                -------                    --------          --------------
                Mr. Lyle D. Altman        19,522,226             60,801
                Mr. Paul B. Burke         19,526,465             56,562
                Mr. Harry A. Hammerly     19,524,826             58,201

                The following directors did not stand for election this year because their terms of office continued after the meeting:
                Mr. John W. Castro, Mr. Joe E. Davis and Dr. Richard A. Swalin.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits                                                         Page
          --------                                                         ----
          10.1     Credit Agreement among BMC Industries, Inc., Norwest
                   Bank Minnesota, National Association, and various
                   banks .................................................. 11

          10.2     First Declaration of Amendment, dated as of March 29,
                   1996, to the BMC Industries, Inc. Savings Plan, 1994
                   Revision ............................................... 65

          10.3     Amendment No. 1 to the 1994 Stock Incentive Plan ....... 67

          27.      Financial Data Schedule (filed only in electronic format)

          99.1     News Release, dated July 18, 1996, announcing the
                   second quarter 1996 operating results .................. 68

          99.2     News Release, dated June 10, 1996, announcing $150
                   million credit facility ................................ 72

          99.3     News Release, dated June 7, 1996, announcing quarterly
                   dividend .............................................   73

     (b)    REPORTS ON FORM 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BMC INDUSTRIES, INC.


                                                -----------------------------
                                                Jeffrey L. Wright
                                                Corporate Controller
                                                (Principal Accounting Officer)

Dated:      August 13, 1996