Form 10-Q
period 1996-09-30
BMC INDUSTRIES INC/MN/
filed 1996-11-12
CIK 215310

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended September 30, 1996.

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

         X    Yes            No
     ---------      ---------

BMC Industries, Inc. has outstanding 27,317,239 shares of common stock as of November 8, 1996. There is no other class of stock outstanding.


                                 Page 1 of 17
                       Exhibit Index Begins at Page 10.

                         PART I:  FINANCIAL INFORMATION

                              BMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

Item 1:  Financial Statements

                                                      September 30      December 31
                                                      ------------      -----------
ASSETS                                                        1996             1995
-----------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                           $     5,270      $    15,874
   Trade accounts receivable, net of allowances             22,837           23,003
   Inventories                                              48,643           34,772
   Deferred income taxes                                     4,571            3,753
   Other current assets                                      8,816            5,964
-----------------------------------------------------------------------------------
        Total Current Assets                                90,137           83,366
-----------------------------------------------------------------------------------

Property, Plant and Equipment                              200,313          171,711
Less Accumulated Depreciation                               95,316           90,302
                                                          --------         --------
   Property, Plant and Equipment, Net                      104,997           81,409
                                                          --------         --------
Deferred Income Taxes                                        5,879            5,362
Other Assets, Net                                           11,489           12,195
-----------------------------------------------------------------------------------

Total Assets                                           $   212,502      $   182,332
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------

Current Liabilities
   Short-term borrowings                               $     3,139
   Accounts payable                                         20,172      $    20,408
   Income taxes payable                                      8,892            9,308
   Accrued expenses and other current liabilities           23,072           20,920
-----------------------------------------------------------------------------------
        Total Current Liabilities                           55,275           50,636
-----------------------------------------------------------------------------------

Long-Term Debt                                               3,967               26
Other Liabilities                                           19,551           21,628
Deferred Income Taxes                                        1,498            1,576

Stockholders' Equity
   Common stock                                             55,613           52,974
   Retained earnings                                        73,121           50,962
   Cumulative translation adjustment                         4,306            5,749
   Other                                                      (829)          (1,219)
-----------------------------------------------------------------------------------
        Total Stockholders' Equity                         132,211          108,466
-----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $   212,502      $   182,332
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           Three Months Ended         Nine Months Ended
                                                              September 30              September 30
                                                          -------------------------------------------------
                                                             1996       1995            1996        1995
-----------------------------------------------------------------------------------------------------------
Revenues
   Net sales of primary products                         $ 68,158   $ 58,189       $ 203,780   $ 179,968
   Equipment and technology sales                              --      1,014             853      10,216
-----------------------------------------------------------------------------------------------------------
        Total Revenues                                     68,158     59,203         204,633     190,184
-----------------------------------------------------------------------------------------------------------
Operating Costs and Expenses
   Cost of sales of primary products                       53,840     47,677         158,422     146,787
   Cost of equipment and technology sales                      --        466             370       6,134
   Selling                                                  2,334      2,078           7,451       6,558
   Administrative                                           1,210      1,653           3,725       4,237
-----------------------------------------------------------------------------------------------------------
        Total Operating Costs and Expenses                 57,384     51,874         169,968     163,716
-----------------------------------------------------------------------------------------------------------
Income from Operations                                     10,774      7,329          34,665      26,468
-----------------------------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                                          (246)      (103)           (436)       (208)
   Interest income                                             60        206             210         604
   Other income (expense)                                      89          7             120        (152)
-----------------------------------------------------------------------------------------------------------
Earnings before Income Taxes                               10,677      7,439          34,559      26,712
Income Tax Provision                                        3,520      2,891          11,377       9,993
-----------------------------------------------------------------------------------------------------------
Net Earnings                                             $  7,157   $  4,548       $  23,182    $ 16,719
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Net Earnings Per Share                                   $   0.25   $   0.16       $    0.82    $   0.59
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Number of Shares Included in Per Share Computation         28,390     28,369          28,346      28,210
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                             $ 0.0125   $   0.01       $  0.0375    $   0.03
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                      September 30
                                                               --------------------------
                                                                    1996          1995
-----------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
   Net earnings                                                $  23,182     $  16,719
   Depreciation and amortization                                   7,661         6,665
   Changes in operating assets and liabilities                   (17,622)        4,227
-----------------------------------------------------------------------------------------
        Total                                                     13,221        27,611
-----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities
   Additions to property, plant and equipment                    (32,908)      (23,291)
   Other                                                              --            22
-----------------------------------------------------------------------------------------
        Total                                                    (32,908)      (23,269)
-----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities
   Short-term borrowings                                           3,139            --
   Long-term borrowings                                            3,941           (15)
   Common stock issued                                             2,639           776
   Cash dividends paid                                            (1,020)         (805)
   Other                                                             462           127
-----------------------------------------------------------------------------------------
        Total                                                      9,161            83
-----------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents         (78)          149
-----------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents             (10,604)        4,574
Cash and Cash Equivalents at Beginning of Period                  15,874        14,327
-----------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                     $   5,270     $  18,901
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)


1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations and the cash flows for the periods ended September 30, 1996 and 1995. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended September 30, 1995 have been reclassified to conform to the presentation for the periods ended September 30, 1996. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1995 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.   Inventories

                            September 30, 1996    December 31, 1995
                            ------------------    -----------------
     Raw materials                    $ 14,497             $ 12,556
     Work in process                    10,734                5,772
     Finished goods                     23,412               16,444
                                       -------              -------
     Total Inventories                $ 48,643             $ 34,772
                                       -------              -------
                                       -------              -------

3.   Credit Facilities

     During the second quarter of 1996, the Company signed a new credit agreement (the Agreement) with three domestic banks for unsecured borrowings totaling $150,000. This Agreement consists of a $70,000 four-year revolving credit facility for general corporate purposes and an $80,000 one-year acquisition credit facility. Borrowings under the Agreement bear interest at the Eurodollar Rate plus 0.30% to 0.70%. The rate spread is dependent upon the Company's ratio of debt to total capitalization. In addition, the Company pays a facility fee on unborrowed funds at rates ranging from 0.08% to 0.175%, depending on the Company's debt to total capitalization ratio. Under terms of the Agreement, the Company must meet certain affirmative covenants, including maintaining a specified total capitalization ratio, interest coverage ratio, cash flow leverage ratio and tangible net worth. The Company was in compliance with all covenants and no borrowings were outstanding under the Agreement at September 30, 1996.

     The Company had long-term and short-term borrowings of $7,106 at September 30, 1996. These borrowings are under the credit facilities maintained by the Company's German subsidiary and are more completely described in the Company's Annual Report on Form 10-K as of December 31, 1995.

4.   Long-term Contract

     Work is continuing on a long-term contract for the construction of aperture mask production equipment for a customer in China. At September 30, 1996, the contract was approximately 90% complete. At September 30, 1996, no material change had been made in the estimate of costs to complete the contract.

5.   Earnings Per Share

     Primary earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the periods. Common stock equivalents include dilutive stock options using the treasury stock method. Fully diluted earnings per share did not differ significantly from primary earnings per share in all periods presented.

6.   Legal Matters

     In April 1996, the Company was named as a potentially responsible party
     (PRP) at a site in Zionsville, Indiana. This is the third site at this location for which the Company has been named a PRP. The Company entered into a de minimis settlement agreement for the prior two sites and also believes that it will be a de minimis party at this site. As of August 30, 1996, the Company entered into a de minimis settlement with the U.S. Environmental Protection Agency in settlement of its liability as a PRP at the Conservation Chemical Company of Illinois, Inc. site in Gary, Indiana. In July 1996, the Company also joined the PRP group for the Port Crane, New York site at which the Company has been named a PRP, but for which it is seeking a de minimis settlement. The PRP group has entered into a Consent Order for a removal action at the site to prevent any further contamination. The Company does not believe the eventual outcome at these sites will have a material adverse effect on the financial condition of the Company.

     There are no other material changes in the status of the Barth Industries legal proceeding or any other legal proceeding or environmental matter described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                              BMC INDUSTRIES, INC.
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Third quarter revenues from primary products (excluding equipment and technology sales) increased $10.0 million or 17% from the third quarter of 1995. Primary product revenues of the Precision Imaged Products group for the third quarter increased 16% due primarily to sales of invar, jumbo (30" and larger) and large (25" to 29") aperture masks, which have higher gross margin percentages than steel or smaller mask sizes, increasing 23%, 32% and 20%, respectively, over third quarter 1995 sales. BMC's new high-resolution computer monitor mask line at the Company's manufacturing facility in Germany substantially increased volumes and continued to move up the yield curve during the third quarter. The Company believes that the new high-resolution line will contribute significant sales in the fourth quarter. Net sales of the Optical Products group increased 20% due to higher sales in all product lines. Sales of high end products (polycarbonate, progressive, high index and polarizing sunglass lenses) increased 15% over the same quarter in the prior year. Optical Products international sales were up 60% over the comparable prior year quarter.

Cost of sales of primary products were 79% of net sales for the third quarter of 1996, compared to 82% in the same period of 1995. The improvement occurred in both groups and was due primarily to improved sales mix of higher-margin products and improved yields and manufacturing efficiencies. The Optical Products group also benefited from the acquisition of plastic lenses from a lower cost, off-shore manufacturer.

Administrative expenses decreased $0.4 million during the third quarter of 1996 compared to 1995 primarily due to reduced expense related to compensation plans that are tied to the Company's stock price.

Interest expense, net of interest income, increased $0.3 million due primarily to reduced cash and increased debt balances which resulted from the Company's increased capital spending for expansion of the Cortland aperture mask facility.

The provision for income taxes was 33% of pre-tax income in the third quarter of 1996 compared to 39% for the same period in 1995. Foreign earnings, which incur taxes at rates higher than in the U.S., represented a lower proportion of earnings in the third quarter of 1996 compared to the same period in 1995.
Also, a reduction in the valuation allowance for deferred tax assets reduced the 1996 rate.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Total revenues from primary products (excluding equipment and technology sales) for the first nine months of 1996 increased $23.8 million or 13% over the first nine months of 1995. Primary product revenues of the Precision Imaged
Products group for the first nine months of 1996 increased 13% due primarily to continued improvement in sales mix toward higher-margin jumbo masks (30" and larger) and invar color television aperture masks. For the first nine months of 1996, sales of invar, jumbo and large masks increased
22%, 51% and 14%, respectively, over the comparable 1995 period. Net sales of the Optical Products group increased 14% due to higher sales in all product lines. In particular, sales of high end products (polycarbonate, progressive, high index and polarizing sunglass lenses) increased 15% over the prior year. Optical Products international sales were up 46% over the comparable prior year nine month period.

Cost of sales of primary products were 78% of net sales for the first nine months of 1996, compared to 82% in the same period of 1995. The improvement occurred throughout the Company and was due primarily to improved sales mix of higher-margin products and improved yields and manufacturing efficiencies.

Administrative expenses decreased $0.5 million during the first nine months of 1996 compared to 1995 primarily due to reduced expense related to compensation plans that are tied to the Company's stock price.

Interest expense, net of interest income, increased $0.6 million due primarily to reduced cash and increased debt balances which resulted from the Company's increased capital spending for expansion of the Cortland aperture mask facility.

The provision for income taxes was 33% of pre-tax income in the first nine
months of 1996 compared to 37% for the same period in 1995.   Foreign earnings,
which incur taxes at higher rates than in the U.S., represented a lower proportion of earnings in the first nine months of 1996 compared to the same period in 1995. Also, a reduction in the valuation allowance for deferred tax assets reduced the 1996 rate.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances decreased $10.6 million and borrowings increased $7.1 million during the first nine months of 1996, due primarily to $32.9 million of capital expenditures relating primarily to the expansion of the Company's aperture mask manufacturing facilities and increased inventory levels, offset partially by cash generated from earnings. The increased inventory levels were due primarily to building inventories related to the new computer monitor high-resolution mask line and increasing inventories in the Optical Products group to support new product introductions. Working capital was $34.9 million at September 30, 1996 compared to $32.7 million at December 31, 1995. The current ratio was 1.63 at September 30, 1996, compared to 1.65 at December 31, 1995. The ratio of total liabilities to equity declined to 0.61 at September 30, 1996 compared to 0.68 at December 31, 1995.

During the second quarter of 1996, the Company signed a $150 million unsecured credit facility consisting of a $70 million revolving credit facility for general corporate purposes and an $80 million acquisition credit facility. The Company expects a significant increase in its capital spending in 1996 due to approximately $45 million of capital spending relating to the two-line expansion of the Company's aperture mask manufacturing facility at Cortland, New York.
The revolving credit facility will provide the funds needed for capital spending related to the Cortland expansion and the Company's new polycarbonate facility under construction in Ramsey, Minnesota. The acquisition credit facility will provide immediately available funds in the event the Company encounters a strategic acquisition opportunity. As of September 30, 1996, the Company had commitments of approximately $22.4 million related to capital projects, a majority of which was related to the Cortland expansion.

ENVIRONMENTAL

In April 1996, the Company was named as a potentially responsible party (PRP) at a site in Zionsville, Indiana. This is the third site at this location for which the Company has been named a PRP. The Company entered into a de minimis settlement agreement for the prior two sites and also believes that it will be a de minimis party at this site. As of August 30, 1996, the Company entered into a de minimis settlement with the U.S. Environmental Protection Agency in settlement of its liability as a PRP at the Conservation Chemical Company of Illinois, Inc. site in Gary, Indiana. In July 1996, the Company also joined the PRP group for the Port Crane, New York site at which the Company has been named a PRP, but for which it is seeking a de minimis settlement. The PRP group has entered into a Consent Order for a removal action at the site to prevent any further contamination. The Company does not believe the eventual outcome at these sites will have a material adverse effect on the financial condition of the Company.

There are no other material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                          Part II:  OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" on page 6.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS                                                           PAGE

           27.   Financial Data Schedule (filed only in electronic format)

           99.1  News Release, dated October 17, 1996, announcing the third quarter 1996 operating results....................... 11

           99.2  News Release, dated September 6, 1996, announcing
                 quarterly dividend......................................... 15

           99.3  News Release, dated August 14, 1996, announcing approval of the new Polycarbonate facility. ........................ 16

    (b)  REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BMC INDUSTRIES, INC.

                                        /s/ Jeffrey L. Wright
                                        ------------------------------------
                                        Jeffrey L. Wright
                                        Corporate Controller
                                        (Principal Accounting Officer)

Dated:    November 12, 1996