Form 10-K
period 1996-12-31
BMC INDUSTRIES INC/MN/
filed 1997-03-26
CIK 215310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                               -----------------------
                                      FORM 10-K
(Mark one)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________
Commission File No.:  1-8467


                               -----------------------

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

                               -----------------------

             Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
COMMON STOCK                                     NEW YORK STOCK EXCHANGE

             Securities registered pursuant to Section 12(g) of the Act:
                                         NONE


                               -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


As of March 20, 1997, 27,425,104 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the Common Stock as of such date (based on the closing price of the Common Stock at that date on the New York Stock Exchange), excluding shares deemed beneficially owned by affiliates, was approximately $753 million.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 8, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I


ITEM 1. BUSINESS

(a)       GENERAL DEVELOPMENT OF BUSINESS.

BMC Industries, Inc. is a Minnesota corporation with its executive offices located at Two Appletree Square, Suite 400, Minneapolis, Minnesota 55425; telephone (612) 851-6000. Unless the context otherwise indicates, the terms "Company" or "BMC" as used herein mean BMC Industries, Inc. and its consolidated subsidiaries.

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

The Company presently is comprised of two product groups, referred to as Precision Imaged Products and Optical Products. Precision Imaged Products is comprised of two units. Mask Operations, the group's principal business, produces aperture masks ("masks"), an integral component of every color television and computer monitor picture tube. The Company, through its Mask Operations, is the only independent mask manufacturer located outside Asia. Buckbee-Mears St. Paul, the second unit of Precision Imaged Products, is a leading domestic producer of precision photo-etched parts. Optical Products, through the Company's Vision-Ease Lens, Inc. subsidiary ("Vision-Ease"), designs, manufactures and distributes polycarbonate, glass and hard-resin plastic ophthalmic lenses. As of December 31, 1996, the Company had 2,211 employees.

(b)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Financial information about the Company's business segments for the three most recent fiscal years is contained on page 36 of the 1996 Annual Report, and is incorporated herein by reference.

(c)       NARRATIVE DESCRIPTION OF BUSINESS.

The Company's business is divided into two product groups: Precision Imaged Products and Optical Products.

                              PRECISION IMAGED PRODUCTS

Precision Imaged Products ("PIP") is comprised of two units, Mask Operations and Buckbee-Mears St. Paul, which design, manufacture and market precision etched metal parts, including masks, precision electroformed components and precision etched and filled glass products.


PRODUCTS AND MARKETING. Mask Operations is comprised of manufacturing operations in Cortland, New York and Mullheim, Germany. Buckbee-Mears St. Paul ("BMSP") is composed of a manufacturing facility in St. Paul, Minnesota. The Cortland and Mullheim facilities primarily manufacture masks. The St. Paul facility manufactures precision etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. A continuous precision parts etching line at the Company's Mullheim facility also supplies semi-finished precision etched parts to the St. Paul facility. Three customers each accounted for more than 10% of PIP's 1996 total revenues, as well as more than 10% of the Company's 1996 total revenues. Thomson, S.A. of France (including its U.S.

based operations) accounted for approximately 19% of the Company's 1996 total revenues. Thomson produces televisions in North America and Europe under various trademarks, including RCA and GE. Philips Components B.V. of the Netherlands and Samsung of South Korea each accounted for approximately 12% of the Company's 1996 total revenues.

Masks are photochemically etched fine screen grids found in every color television and computer monitor picture tube. A mask is an exacting gating devise which directs the correct electron beams to selectively activate the red, green or blue phosphors on the inside face plate of the cathode ray tube, producing a color image. Masks are made from cold rolled steel or invar (a nickel alloy) and range in size from 6 inch to 40 inch diagonal dimensions. The Company's facilities employ an automated continuous photochemical etching process originally developed by the Company. Masks are sold directly by the Company to color picture tube manufacturers in North America, Western and Eastern Europe, India, and Asia. Mask Operations maintains an in-house sales staff to sell masks directly to its customers. Net sales of masks comprised 60%, 57% and 54% of the Company's consolidated total revenues in 1996, 1995 and 1994, respectively.

In 1986, the Company added a specialized production line at the Mullheim facility. This specialized line is designed to manufacture precision etched components other than masks, such as semiconductor lead frames. During the fourth quarter of 1995, production began on this line of several demanding precision etched components for BMSP. BMSP began test production of etched lead frames on this line in 1996. Based on successful testing, the Company made a commitment in 1996 to invest in additional capital improvements to this line to enable high volume production of lead frames.

In February 1994, the Company initiated construction of a new mask production line at its Mullheim, Germany facility. The Company's efforts to develop the technology necessary to produce computer monitor masks culminated in success with the start up of the new production line in the fourth quarter of 1995. During 1996, the German facility increased yields and built up to full volume production. The new production line is dedicated exclusively to the production of computer monitor masks.

In 1995, the Company announced its plans to add two new production lines at the Cortland, NY facility, one for television masks and the other for computer monitor masks. The Company began engineering and construction of this expansion in the third quarter of 1995. The Company anticipates that the expansion will be completed in the first half of 1997. These two new production lines, along with the new production line in the German facility will increase total Mask Operations' manufacturing lines to eight. The expansion is focused particularly on the growing market for larger size television masks and computer monitor masks.

The Company is engaged in ongoing efforts to develop the manufacturing and technical expertise necessary to produce masks for high definition television ("HDTV"). As a result, the Company has delivered limited quantities of prototype HDTV masks to customers engaged in HDTV research and development. Commercial production deliveries of other large color cathode ray tube applications ("jumbo masks"), which are manufactured from invar and steel, have increased significantly in the last few years, including a 58% increase during 1996 over 1995, due to a corresponding increase in sales of jumbo televisions. The Company achieved additional milestones in 1996 with the ISO 9002 certification at the Mullheim, Germany facility and ISO 9002 recertification of the Cortland facility.

Products manufactured at BMSP include precision etched metal parts and precision electroformed components. These products are sold by the Company, both by in-house sales personnel and manufacturers representatives, to manufacturers of automotive components, filtration equipment, microwave antennas, computers and printers, various consumer products, medical device components and computer aided design/computer aided manufacturing ("CAD/CAM") equipment and military and avionics electronics.

In 1993, the Company (through Mask Operations) entered into a $26 million contract to deliver and install mask manufacturing equipment to a Chinese customer. The Company essentially completed this contract during 1996 and the customer has commenced commercial production.

INTELLECTUAL PROPERTY. The Company has a number of patents which are important to the success of its PIP operations. These patents range in their expiration dates from 1998 to 2014. The loss of any single patent would not have a material adverse effect on the business of the Company as a whole. The Company believes that improvement of existing products and processes and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining the Company's competitive position. At the same time, the Company continues to seek patent protection for its products and processes on a selective basis. However, there can be no assurance that any patents obtained will provide substantial protection or be of commercial value. The Company requires its consultants and employees to agree in writing to maintain the confidentiality of the Company's information and (within certain limits) to assign to the Company any inventions, and any patent or other intellectual property rights, relating to the Company's business.


COMPETITION. Competition with respect to the products described above is intense, with no one competitor dominating the market. The principal methods of competition are pricing, product quality and product availability, and the Company competes on the basis of each of these methods.

The Company is one of only five independent mask manufacturers in the world and the only independent mask manufacturer with production facilities outside Asia. In addition, several color picture tube manufacturers operate captive mask production facilities. State directed ventures operate in China. Approximately 85% of the global mask market is supplied by independent mask manufacturers.
The Company believes that it has approximately a 16% share of the total world mask market held by independent manufacturers.

Many producers compete in the market for precision etched metal parts produced by BMSP; there is no clear market share leader. The Company sells its precision etched metal and electroformed parts to approximately 200 industrial users.

SUPPLIES. Each of the PIP operations has available multiple sources of raw materials needed to manufacture its products. The Cortland operation imports from Japan and Germany all of its steel and invar requirements necessary in the manufacture of its products. The Mullheim operation imports a portion of its steel and invar requirements from Japan. Importation of such steel into the United States is subject to restrictions imposed by U.S. federal trade legislation and regulations, but the Company does not anticipate difficulty in obtaining this or any other raw materials. In 1992, the Company was involved in a successful effort to exclude mask steel from products involved in a dumping investigation by the U.S. International Trade Commission.

BACKLOG. As of December 31, 1996, the firm backlog of PIP sales orders was $17.3 million, compared with $15.9 million as of December 31, 1995. The Company expects that all of the December 31, 1996 backlog orders will be filled within the current fiscal year. The Company previously reported backlog orders using a computation which included its customers' estimated orders for masks for the next 12 months as of December 31. These orders were based on the results of annual price/quantity negotiations with mask customers. The Company uses the estimated orders from price negotiations to allocate production capacity among its facilities. The Company also incentivizes its customers to meet or exceed these estimates. However, since backlog orders may be changed or cancelled by mask customers without penalty, the Company has revised its reporting to exclude purchase orders subject to change or cancellation and to disclose only those purchase orders that are firm and in hand from all Mask Operations' customers. The $15.9 million in backlog reported as of December 31, 1995 reflects this revised computation of backlog orders previously reported as $177 million for the same period under the prior calculation.

ENVIRONMENTAL. Chemically etching metals, which is performed by all PIP operations, requires the Company to utilize chemical substances which must be handled in accordance with applicable laws and regulations. The etching processes also generate wastewater, which is treated using on-site wastewater treatment systems, and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The Company employs systems for either disposing of such wastes in accordance with applicable laws or regulations or recycling the chemicals it utilizes through the manufacturing process. The wastes and the wastewater treatment systems are monitored by environmental agencies to assure compliance with applicable standards. Generation of waste does entail that the Company maintain responsibility for the waste even after proper disposal. As of March 10, 1997, the Company is involved in a total of seven (7) sites where environmental investigations are occurring and final settlement has not been reached, of which five (5) relate to the PIP division and two (2) relate to the Optical Products division. See "Optical Products -- Environmental" for a discussion of the sites relating to the Optical Products division.

During 1996, the Company was identified as a potentially responsible party ("PRP") at a third site at the same location for which the Environmental Protection Agency (the "EPA") previously named the Company as a PRP. The Company entered into de minimis settlement agreements for the previous two sites and expects to be a de minimis party at this site. The Company believes that these settlements were consistent with the Company's share of responsibility for the sites. Also in 1996, the Company was released from further liability at a site for which the State of Minnesota undertook responsibility for the cleanup pursuant to a state cleanup program.

In addition to the above sites, the Company has been named as a defendant by parties identified as PRP's for a site in Cortland, New York. The Company strongly believes it has no involvement with this site and is committed to a vigorous defense of this case. It is impossible at this time to predict the likely outcome of this matter or the Company's exposure if this case is decided adversely. However, it is not currently anticipated that this case, or the Company's share of the costs of environmental remediation activities for any of the sites discussed above will have a materially adverse effect on the financial condition of the Company as a whole.

PIP estimates that in each of 1996 and 1995 it incurred approximately $5.1 million in expenditures (including capital expenditures) related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, it estimates that it will make approximately $2.2 million and $5.0 million in capital expenditures for environmental control facilities during 1997 and 1998-99, respectively.

SEASONALITY. The Company's earnings from PIP are generally lower in the first and third quarters due to maintenance shutdowns at the Company's Cortland, NY and Mullheim, Germany facilities, and the BMSP facility during the third quarter. Also, the seasonality of televisions and computer monitors, the end products of masks, moderately affects the Company's annual earnings pattern.

                                   OPTICAL PRODUCTS

Optical Products, operating under the Vision-Ease Lens trade name, is a major U.S. manufacturer and distributor of ophthalmic lenses, with group headquarters located in Brooklyn Park, Minnesota. Vision-Ease includes manufacturing operations located in Brooklyn Center and St. Cloud, Minnesota, Ft. Lauderdale, Florida and, through a joint venture established in January 1997, Jakarta, Indonesia. Vision-Ease also has 15 distribution centers in the U.S., Canada and England.

PRODUCTS AND MARKETING. Ophthalmic lenses are manufactured from three principal materials: polycarbonate ("poly"), glass and hard-resin plastic. Hard-resin plastic lenses include both standard plastic lenses and high-index plastic lenses. Semi-finished lenses are sold to independent wholesale optical laboratories or retail outlets with on-site laboratories, which then finish the lens by grinding and polishing the back side of the lens according to the prescription provided by the optometrist or ophthalmologist. After processing, the lens is edged and inserted into the frame by either the wholesale laboratory or the retail optical dispenser. Factory finished lenses are also sold to wholesale and retail laboratories. These finished lenses are ready to be edged and inserted into the frame without laboratory surfacing.

Vision-Ease manufactures finished and semi-finished single-vision and semi-finished multi-focal poly lenses, including progressive power multi-focal lenses, at its Brooklyn Center facility. Progressive power multi-focal lenses provide a gradual transition from distance to near viewing without the line or visual "jump" generally associated with a multi-focal lens. During the third quarter of 1996, Vision-Ease began construction of a new $10 million polycarbonate manufacturing facility in Ramsey, Minnesota. The new facility is expected to be completed in the third quarter of 1997 and will also be used for centralized distribution and increased research and development activities. The Company produces semi-finished glass multi-focal and finished and semi-finished single-vision lenses at its St. Cloud and Indonesian joint venture facilities. The Ft. Lauderdale facility currently manufactures semi-finished hard-resin plastic multi-focal (including high-index) and single-vision lenses, including plastic progressive power multi-focal lenses, and glass progressive power multi-focal lenses. However, this facility is winding down production in anticipation of its closing in August 1997.

In 1994, the Company entered into an OEM sourcing agreement with a low-cost manufacturer in Southeast Asia for mid-range hard-resin plastic lenses. Under the terms of the sourcing agreement, Vision-Ease is committed to purchase approximately $10.7 million of lenses over a four year period. The Southeast Asian manufacturer began significant shipments of hard-resin lenses to Vision-Ease in late 1995. This sourcing arrangement allows Vision-Ease to focus manufacturing capabilities on higher-margin products within this segment and to be cost-competitive on mid-range, lower-margin products. Profitability of mid-range hard-resin plastic lenses increased during 1996 as a result of renewed competitiveness achieved through this sourcing arrangement and increased purchased volumes.

Over the last three years, the Company has made increasing investments in process and product development, particularly in poly lens development and other higher margin products. The result has been the introduction of several new poly products in 1994 and 1995, including VersaLite-Registered Trademark- 1.0 (a thin and light single-vision lens) and VersaLite-Registered Trademark-SunR(x)-Registered Trademark- (a premium glare reducing sun lens). The Company also added several new products during 1996, including a durable, abrasion-resistant OnGuard-Registered Trademark- coating and progressive
SunR(x)-Registered Trademark- lenses.   Vision-Ease will continue to make
significant investments in lens development, lens design and coatings for all lens materials.

Vision-Ease markets its optical products to more than 600 wholesalers and retailers in the U.S. and to more than 60 in international markets. No single customer of Vision-Ease accounted for more than 10% of its or the Company's total revenues in 1996. Vision-Ease utilizes independent sales representatives to market its lens products, and the Company advertises in industry publications. Vision-Ease maintains an internal sales and marketing department to service key accounts, coordinate all sales and promotional activities and provide customer service. In 1995, Vision-Ease acquired a British lens distributor as a vehicle to expand its European distribution capabilities. This acquisition contributed to a 46% increase in 1996 sales to international markets over 1995 sales.

INTELLECTUAL PROPERTY. The Company has several patents protecting certain of the products and manufacturing processes of its Vision-Ease operations. These patents have expiration dates ranging from 1998 to 2012. The loss of any single patent would not have a material adverse effect on the business of the Company as a whole. The Company believes that improvement of existing products and processes, the development of new lens products and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining the Company's competitive position. At the same time, the Company continues to seek patent protection for its products and processes on a selective basis. However, there can be no assurance that any patents obtained will provide substantial protection or be of commercial value. The Company requires its consultants and employees to agree in writing to maintain the confidentiality of the Company's information and (within certain limits) to assign to the Company any inventions, and any patent or other intellectual property rights, relating to the Company's business. The Company also has several trademarks. Although no assurance can be given as to the strength or scope of the Company's trademarks, Vision-Ease believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

COMPETITION. Competition in the ophthalmic industry with respect to all of the products described above is intense, with approximately 70% of the U.S. lens market supplied by Sola International Inc. and Essilor International Compagnie Generale d' Optique. The principal methods of competition in the industry are product offerings, pricing, product quality and customer service, particularly with respect to turnaround time from order to shipment. The Company competes on each of these methods. Vision-Ease continues to investigate all low-cost manufacturing opportunities to increase its competitiveness.

SUPPLIES. Vision-Ease has available multiple sources of the raw materials required to manufacture all of its products, with the exception of (i) the monomer required in the production of standard hard-resin plastic lenses, which is available domestically only through Pittsburgh Plate Glass Industries, Inc. and Akzo Chemie America, (ii) the monomer required in the production of high-index plastic lenses, available only from Daiso, a Japanese company, and (iii) photochromic glass blanks used in producing photochromic glass lenses, which are available domestically only from Corning Glass. Although the Company's principal supplier of standard monomer is Akzo Chemie America, the products of both domestic suppliers are qualified for use in the Company's production process. Alternate offshore supplies of both standard monomer and photochromic glass blanks are available in the event of any disruption of supplies from domestic sources.

BACKLOG AND INVENTORY. Due to the importance to the ophthalmic industry of rapid turnaround time from order to shipment, the backlog of sales orders is not material. Due to the large number of stock-keeping units required, there is a need to maintain a significant amount of inventory in order to satisfy rapid response time.

ENVIRONMENTAL. As part of its lens manufacturing processes, the Company utilizes hazardous chemical substances, which must be handled in accordance with applicable laws and regulations. The lens manufacturing processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The Company employs systems for either disposing of such wastes in accordance with applicable laws and regulations, or recycling the chemicals it utilizes through the manufacturing process. The wastes and the wastewater treatment systems are monitored by environmental agencies to assure compliance with applicable standards. The wastes generated by Vision-Ease operations must be managed and disposed of properly and the Company retains responsibility for those wastes even after proper disposal. As of March 10, 1997, the Company is involved in a total of seven (7) sites where environmental investigations are occurring and final settlement has not been reached, of which five (5) relate to the PIP division and two (2) relate to the Optical Products division. See "Precision Imaged Products -- Environmental" for a discussion of the sites relating to the PIP division.

In addition to the above sites, the Company has continued its site investigations at its Fort Lauderdale facility. The Company submitted its test results for the site to the state regulatory agency for approval of the scope and completion of testing. The Company's consultant has indicated that it is reasonably probable that some type of remediation will be required and has provided the Company an approximate cost range for that remediation. Based on the consultant's estimates, and in accordance with generally accepted accounting principles, the Company has reserved for potential remediation costs. As the source of any contamination predates the Company's ownership and operation of this facility, the Company also intends to seek indemnification for site costs from the former owner and operator of the site. Because the governmental bodies have not yet identified the full extent of any remedial actions, it is still impossible at this time to predict the likely outcome of the Fort Lauderdale matter, as well as the additional seven sites discussed above, or the Company's exposure if any of these cases are decided adversely.

It is not currently anticipated that the Company's share of the costs of environmental remediation activities for any of the sites, including the range provided by the Company's consultant for the Fort Lauderdale facility, will have a materially adverse effect on the financial condition of the Company.

Vision-Ease estimates that in 1996 and 1995 it incurred approximately $449,000 and $635,000, respectively, in expenditures (including capital expenditures) related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, it estimates that it will make approximately $80,000 in capital expenditures for environmental control facilities during 1997.

SEASONALITY. The Company's earnings from Optical Products are generally lower in the first quarter due to the seasonality of eyeglasses, the end product of the Company's lenses.

(d)       FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
          SALES.

Financial information about the Company's foreign and domestic operations and export sales for the three most recent fiscal years is contained on page 36 of the 1996 Annual Report, and is incorporated herein by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

The locations of the Company's principal production facilities are as follows:

                                                            Approximate Square
Location                      Principal Use                 Feet of Space
--------                      -------------                 ------------------
Owned:
      St. Cloud, MN           Optical Products                   94,000
      Mullheim, Germany       Precision Imaged Products         170,000
      Cortland, NY            Precision Imaged Products         166,000

Leased:
      St. Paul, MN            Precision Imaged Products         112,000
      Ft. Lauderdale, FL      Optical Products                   65,000
      Brooklyn Center, MN     Optical Products                   49,000
      Jakarta, Indonesia      Optical Products                   18,000

The Company leases approximately 9,500 square feet in suburban Minneapolis, Minnesota for its corporate administrative offices. The Company leases approximately 8,000 square feet in Brooklyn Park, Minnesota for the administrative offices of Vision-Ease. The Company's leases in Jakarta, St. Paul and Brooklyn Center expire in January 2000, February 1999 and March 1998, respectively, and its lease in Ft. Lauderdale expires in August 1997. The Company is not renewing the Ft. Lauderdale lease. The Company is moving the hard resin plastic lens production currently conducted at the Ft. Lauderdale facility partially to its St. Cloud facility, with the balance to be supplied through its OEM sourcing agreement with a Southeast Asian manufacturer.

The Company's existing facilities are fully utilized. The Company began construction of two new production lines at its Cortland facility in 1995 and expects completion of both lines in the first half of 1997. During the third quarter of 1996, the Company also began construction of a new polycarbonate manufacturing, Optical Products centralized distribution and research and development facility on property purchased by the Company in Ramsey, Minnesota. The Company expects completion of this new facility in the third quarter of 1997.

ITEM 3.  LEGAL PROCEEDINGS

With regard to certain environmental matters, See Item 1(c) "Narrative Description of Business - "Precision Imaged Products - Environmental" and "Optical Products - Environmental"" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 26, 1997 are as follows:

                           Date First
                           Elected or
                          Appointed as
                          an Executive
Name (Age)                  Officer          Title
----------               --------------      -----
Paul B. Burke (41)       August 1985         Chairman of the Board, President
                                             and Chief Executive Officer

John L. Gburek (38)      August 1995         Vice President of Corporate
                                             Development

Michael P. Hawks (44)    August 1985         Vice President of Finance and
                                             Administration, Chief Financial
                                             Officer and Secretary

John N. McCormick (34)   May 1996            Treasurer

Jeffrey L. Wright (34)   January 1996        Corporate Controller

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

Mr. Burke is also a director of the Company. Mr. Burke joined the Company as Associate General Counsel in June 1983, and became Vice President, Secretary and General Counsel in August 1985. In November 1987, he was appointed Vice President, Fort Lauderdale Operations of the Company's Vision-Ease Lens division and in May 1989, he was appointed President of Vision-Ease Lens. In May 1991, Mr. Burke was elected President and Chief Operating Officer of the Company, and in July 1991, he became President and Chief Executive Officer. Mr. Burke was appointed Chairman of the Board in May 1995.

Mr. Gburek joined the Company in January 1993 as Vice President/General Manager of BMSP. In August 1995, he was appointed Vice President of Corporate Development. Prior to joining the Company, Mr. Gburek served as Director, Manufacturing Operations, LTV Aerospace and Defense Co., a subsidiary of LTV Corporation.

Mr. Hawks joined the Company in October 1983 as Assistant Corporate Controller and became Corporate Controller in August 1985. In May 1993, Mr. Hawks became Treasurer and Secretary of the Company and in August 1995, he became Vice President of Finance and Administration, Chief Financial Officer and Secretary.

Mr. McCormick joined the Company in May 1996. Prior to joining the Company, he served as Chief Financial Officer of Information Advantage, Inc. from June 1992 to May 1996 and as Chief Financial Officer/Corporate Controller of National Designwear, Inc. from June 1990 to June 1992.

Mr. Wright joined the Company in January 1996. From February 1993 to January 1996, he served in several capacities with Employee Benefit Plans, Inc., most
recently as Vice President and Treasurer.   From January 1984 to February 1993,
Mr. Wright worked in several audit and business advisory positions with Arthur Andersen, L.L.P.


                        FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K, as well as other communications, including other filings with the Securities and Exchange Commission, reports to shareholders, news releases and presentations to securities analysts or investors, contains certain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to non-historical information and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Recipients of this information should not place undo reliance on any such forward-looking statements. The basis on which forward-looking statements are made and correlating factors that might cause a different result include, but are not limited to, the items listed below. These factors, however, should not be considered an exhaustive list. Further, the Company does not undertake the responsibility to update any forward looking statement that may be made from time to time by or on behalf of the Company.

EXPANSION PROJECTS. The Company's projections contain assumptions regarding the financial impact resulting from Mask Operations' addition of two mask manufacturing lines at the Cortland, New York facility and their expected completion in the first half of 1997. BMSP is expecting increased earnings from its entry into the lead frame market. In addition, the Company's projections contain assumptions regarding the financial impact resulting from the scheduled completion of the new Vision-Ease facility currently under construction in Ramsey, Minnesota. The Company believes this new, state-of-the-art facility will allow Vision-Ease to manufacture polycarbonate eyewear lenses and distribute Vision-Ease's entire product line of polycarbonate, hard-resin plastic and glass lenses in a more efficient and productive environment. There are many risk factors inherent with any expansion project that could result in delaying the completion and, therefore, delaying the anticipated positive financial results. The specific risk factors include, but are not limited to, the availability of the needed supplies and construction materials, obtaining all necessary permits and licenses, contractor and equipment delays, and the ability to attract and assimilate a large number of new employees. The expansion projects include other risks, such as a higher level of operating expenses, lower production yields associated with production start-up, the ability to penetrate existing markets, the ability to manufacture new products to customer specifications, assumptions regarding customer demand and the complexities associated with managing a growing organization.

ECONOMY/DEMAND. Many economic factors could adversely affect the Company's projected results. Specifically, the Company's principal customers for masks are television and computer monitor tube manufacturers. Changes in announced tube capacity, overall demand for televisions and computer monitors, as well as increased capacity by Mask Operations' competitors, could have a significant impact on the Company's results. In addition, as new technologies, such as flat panel displays, are created and introduced to the consumer market, demand for the Company's products may change. The Company's principal customers for Optical Products are ophthalmic laboratories and retail dispensers throughout the world. As new products are created and introduced to the consumer market, or if consumers make a major shift to contact lenses, demand for the Company's current optical products could change. Changes in medical technology, such as laser surgery to correct vision problems, could also significantly impact future results.

RAW MATERIALS. The primary component of a mask is steel. Significant changes in the steel market, including pricing and availability, could have a material adverse impact on the Company's financial results. The primary raw materials used to manufacture optical products are glass blanks and polycarbonate and plastic resins. Significant changes in these markets, including pricing and availability, could have a material adverse impact on the Company's financial results.

FOREIGN CURRENCY. The Company transacts business in currencies other than U.S. dollars. The primary currencies used include German marks, Japanese yen, British pounds, Canadian dollars and Indonesian rupiah. Although the Company takes steps to reduce its risk, the Company is subject to the risk of adverse fluctuations in currency exchange rates, which could result in pricing pressures and reductions in profitability due to currency conversion or translation.

SHUTDOWN OF FT. LAUDERDALE FACILITY. Vision-Ease's lease for the Ft. Lauderdale facility expires in August 1997 and the lease will not be renewed. The Company's requirements for hard-resin plastic lenses will primarily be supplied through its OEM sourcing arrangement with a Southeast Asian manufacturer. The remainder will be produced at the Company's facility in St. Cloud, Minnesota. Vision-Ease anticipates that the shutdown of the Ft. Lauderdale facility and the transfer of a portion of the operations to St. Cloud will proceed smoothly. In addition, the Company expects to achieve significant cost savings as a result of the facility shutdown. However, the shutdown is subject to certain risks that could adversely affect the Company, including unanticipated costs or liabilities discovered during the shutdown process; risks associated with replacing hard-resin plastic lens production with OEM sourcing, such as supply interruptions, currency fluctuations and other international concerns (see below); and the interruption, relocation and start up of hard-resin plastic lens production in St. Cloud.

INTERNATIONAL MARKETS.   Mask Operations has a manufacturing facility located in
Mullheim, Germany and is establishing a computer monitor mask inspection facility in Tatabanya, Hungary. Vision-Ease has an OEM sourcing arrangement with a hard-resin plastic lens manufacturer in Southeast Asia and a joint venture in Indonesia for glass lens manufacturing. In addition, the Company has many international customers. The Company's international operations could be adversely affected by governmental regulations, political instability, economic changes or instability and competitive conditions in other countries in which it conducts business.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

"Price Range of Common Stock" on page 39 of the 1996 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

"Historical Financial Summary" on page 22 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 23-26 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes on pages 27-37 and the Report of its Independent Auditors on page 38 of the 1996 Annual Report are incorporated herein by reference, as is the unaudited information under the caption "Selected Quarterly Data" on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                       PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

(a)       DIRECTORS OF THE REGISTRANT

          The information under the caption "Election of Directors" on pages 2-4 of the 1997 Proxy Statement is incorporated herein by reference.

(b)       EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning Executive Officers of the Company is included in this report under Item 4A, "Executive Officers of the Registrant".

(c)       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the 1997 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" on pages 6-7 and "Election of Directors - Information About the Board and Its Committees" on page 3 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5-6 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions" on page 13 of the 1997 Proxy Statement is incorporated herein by reference.

                                       PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS:

         The following items are incorporated herein by reference from the pages indicated in the Registrant's 1996 Annual Report:

         Consolidated Financial Statements:                          Page:
         ----------------------------------                          -----

         Consolidated Statements of Earnings for the Years Ended
         December 31, 1996, 1995, and 1994 . . . . . . . . . . . . .    27

         Consolidated Balance Sheets as of December 31, 1996
         and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .    28

         Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1996, 1995, and 1994 . . . . . . . . . .    29

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995, and 1994 . . . . . . . . . . . . .    30

         Notes to Consolidated Financial Statements. . . . . . . . . 31-37

         Report of Independent Auditors. . . . . . . . . . . . . . .    38

         Selected Quarterly Financial Data (unaudited) . . . . . . .    40

    2.   FINANCIAL STATEMENT SCHEDULE:

         The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referenced above:

                                                                          Page:
                                                                          -----
         II   -    Valuation and Qualifying Accounts                         17

         Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

    3.   EXHIBITS:

         Reference is made to the Exhibit Index hereinafter contained on pages 19-25 of this Form 10-K.

         A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 10, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Investor Relations Department, BMC Industries, Inc., Two Appletree Square, Suite 400, Minneapolis, Minnesota 55425.

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

         c) 1996 Management Incentive Bonus Plan Summary ( incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-8467)).

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

         k) First Declaration of Amendment, dated December 16, 1996, to the BMC Industries, Inc. Profit Sharing Plan 1994 Revision (filed herewith as Exhibit 10.11).

         l) BMC Industries, Inc. Savings Plan 1994 Revision, as amended (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).

         m) First Declaration of Amendment, dated March 29, 1996, to the BMC Industries, Inc. Savings Plan 1994 Revision (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-8467)).

         n) Second Declaration of Amendment, dated December 16, 1996, to the BMC Industries, Inc. Savings Plan 1994 Revision (filed herewith as Exhibit 10.14).

         o) Restated and Amended Directors' Deferred Compensation Plan (filed herewith as Exhibit 10.15).

         p) Form of Change of Control Agreement entered into between the Company and Messrs. Burke, Hawks, Nygaard and Wright (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467)).

         q) Change of Control Agreement entered into between the Company and Mr. Gburek (filed herewith as Exhibit 10.39).

         r) Change of Control Agreement entered into between the Company and Mr. McCormick (filed herewith as Exhibit 10.40).

         s)   1994 Stock Incentive Plan (incorporated by reference to Exhibit
              10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

         t) Amendment No. 1 to the 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-8467)).


         u) BMC Stock Option Exercise Loan Program, as revised December 14, 1994 (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).

         v) BMC Industries, Inc. Benefit Equalization Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

(b) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

(c) EXHIBITS

    The response to this portion of Item 14 is submitted as a separate section of this report.

(d) FINANCIAL STATEMENT SCHEDULES

    The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule II
Valuation and Qualifying Accounts
Years Ended December 31
(in thousands)


                                       Balance       Additions Charged                               Translation            Balance
                                    Beginning of       to Costs and                                   Adjustment             End of
                                        Year             Expenses              Deductions             and Other               Year
------------------------------------------------------------------------------------------------------------------------------------
 1996
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful
 accounts                                $1,863                $388                  $730                    ($8)            $1,513
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for merchandise
 returns                                    773                 930                   857                    (29)               817
------------------------------------------------------------------------------------------------------------------------------------
                                         $2,636              $1,318                $1,587                   ($37)            $2,330
------------------------------------------------------------------------------------------------------------------------------------
 Inventory reserves                      $3,815              $3,040                  $161                    $255            $6,949
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
 1995
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful
 accounts                                $1,461              $1,206                  $823                     $19            $1,863
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for merchandise
 returns                                    563               1,580                 1,394                      24               773
------------------------------------------------------------------------------------------------------------------------------------
                                         $2,024              $2,786                $2,217                     $43            $2,636
------------------------------------------------------------------------------------------------------------------------------------
 Inventory reserves                      $2,998              $1,068                  $296                     $45            $3,815
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
 1994
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful
 accounts                                $1,493                $800                  $877                     $45            $1,461
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for merchandise
 returns                                    627                 974                 1,068                      30               563
------------------------------------------------------------------------------------------------------------------------------------
                                         $2,120              $1,774                $1,945                     $75            $2,024
------------------------------------------------------------------------------------------------------------------------------------
 Inventory reserves                      $3,238                $790                $1,131                    $101            $2,998
------------------------------------------------------------------------------------------------------------------------------------


                                      SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 26, 1997, on its behalf by the undersigned, thereunto duly authorized.

                                            BMC INDUSTRIES, INC.

                                            By /s/ Michael P. Hawks
                                              -----------------------------
                                              Michael P. Hawks
                                              Vice President of Finance and
                                              Administration, Chief Financial
                                              Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 26, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

         Signature                          Title

/s/ Paul B. Burke                           Chairman of the Board, President and
------------------------------              Chief Executive Officer (Principal
Paul B. Burke                               Executive Officer)

/s/ Michael P. Hawks                        Vice President of Finance and
------------------------------              Administration, Chief Financial
Michael P. Hawks                            Officer and Secretary (Principal
                                            Financial Officer)

/s/ Jeffrey L. Wright                       Corporate Controller (Principal
------------------------------              Accounting Officer)
Jeffrey L. Wright

/s/ Lyle D. Altman                          Director
------------------------------
Lyle D. Altman

/s/ John W. Castro                          Director
------------------------------
John W. Castro

/s/ Joe E. Davis                            Director
------------------------------
Joe E. Davis

/s/ Harry A. Hammerly                       Director
------------------------------
Harry A. Hammerly

/s/ Richard A. Swalin                       Director
------------------------------
Richard A. Swalin

                                 BMC Industries, Inc.
                     Exhibit Index to Annual Report on Form 10-K
                        For the Year Ended December 31,  1996


Exhibit No.   Exhibit                  Method of Filing
-----------   -------                  ----------------

3.1            Second Restated          Incorporated by reference
               Articles                 to Exhibit 3.1 to the
               of Incorporation of      Company's Annual Report
               the Company, as          on Form 10-K for the year
               amended.                 ended December 31, 1994
                                        (File No. 1-8467).

3.2            Amendment to the         Incorporated by reference
               Second Restated          to Exhibit 3.2 to the
               Articles of              Company's Annual Report
               Incorporation, dated     on Form 10-K for the year
               May 8, 1995.             ended December 31, 1994
                                        (File No. 1-8467).

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

10.3           1996 Management          Incorporated by reference
               Incentive Bonus Plan     to Exhibit 10.3 to the
               Summary.                 Company's Annual Report
                                        on Form 10-K for the year
                                        ended December 31, 1995
                                        (File No. 1-8467).

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

10.11          First Declaration of     Filed Electronically.
               Amendment, dated
               December 16, 1996,
               to the BMC
               Industries, Inc.
               Profit Sharing Plan
               1994 Revision.

10.12          BMC Industries, Inc.     Incorporated by reference
               Savings Plan 1994        to Exhibit 10.11 to the
               Revision, as             Company's Annual Report
               amended.                 on Form 10-K for the year
                                        ended December 31, 1994
                                        (File No. 1-8467).

10.13          First Declaration of     Incorporated by reference
               Amendment, dated         to Exhibit 10.2 to the
               March 29, 1996, to       Company's Quarterly
               the BMC Industries,      Report on Form 10-Q for
               Inc. Savings Plan        the quarter ended June
               1994 Revision.           30, 1996 (File No. 1-
                                        8467).

10.14          Second Declaration       Filed Electronically.
               of Amendment, dated
               December 16, 1996,
               to the BMC
               Industries, Inc.
               Savings Plan 1994
               Revision.

10.15          Restated and Amended     Filed Electronically.
               Directors' Deferred
               Compensation Plan.

10.16          1994 Stock Incentive     Incorporated by reference
               Plan.                    to Exhibit 10.12 to the
                                        Company's Annual Report
                                        on Form 10-K for the year
                                        ended December 31, 1993
                                        (File No. 1-8467).

10.17          Amendment No. 1 to       Incorporated by reference
               the 1994 Stock           to Exhibit 10.3 to the
               Incentive Plan.          Company's Quarterly
                                        Report on Form 10-Q for
                                        the quarter ended June
                                        30, 1996 (File No. 1-
                                        8467).

10.18          BMC Stock Option         Incorporated by reference
               Exercise Loan            to Exhibit 10.15 to the
               Program, as revised      Company's Annual Report
               December 14, 1994.       on Form 10-K for the year
                                        ended December 31, 1994
                                        (File No. 1-8467).

10.19          BMC Industries, Inc.     Incorporated by reference
               Benefit Equalization     to Exhibit 10.14 to the
               Plan.                    Company's Annual Report
                                        on Form 10-K for the year
                                        ended December 31, 1993
                                        (File No. 1-8467).

10.20          Lease Agreement,         Incorporated by reference
               dated November 20,       to Exhibit 10.9 to the
               1978, between            Company's Registration
               Control Data             Statement on Form S-2
               Corporation and the      (File No. 2-79667).
               Company.

10.21          Amendment to Lease       Incorporated by reference
               Agreement, dated         to Exhibit 10.24 to the
               December 27, 1983,       Company's Annual Report
               between Control Data     on Form 10-K for the year
               Corporation and the      ended December 31, 1983
               Company.                 (File No. 1-8467).

10.22          Amendment to Lease       Incorporated by reference
               Agreement, dated         to Exhibit 10.15 to the
               April 9, 1986,           Company's Annual Report
               between Control Data     on Form 10-K for the year
               Corporation and the      ended December 31, 1987
               Company.                 (File No. 1-8467).

10.23          Amendment to Lease       Incorporated by reference
               Agreement, dated         to Exhibit 10.14 to the
               April 12, 1989,          Company's Annual Report
               between GMT              on Form 10-K for the year
               Corporation (as          ended December 31, 1989
               successor in             (File No. 1-8467).
               interest to Control
               Data Corporation)
               and the Company.

10.24          Amendment to Lease       Incorporated by reference
               Agreement, dated         to Exhibit 10.15 to the
               March 19, 1990,          Company's Annual Report
               between GMT              on Form 10-K for the year
               Corporation and the      ended December 31, 1989
               Company.                 (File No. 1-8467).

10.25          Amendment to Lease       Incorporated by reference
               Agreement, dated May     to Exhibit 10.20 to the
               17, 1993, between        Company's Annual Report
               GMT Corporation and      on Form 10-K for the year
               the Company.             ended December 31, 1993
                                        (File No. 1-8467).

10.26          Amendment of Lease,      Incorporated by reference
               dated April 6, 1994      to Exhibit 10.23 to the
               by and between GMT       Company's Annual Report
               Corporation and the      on Form 10-K for the year
               Company.                 ended December 31, 1994
                                        (File No. 1-8467).

10.27          Waiver of Condition      Incorporated by reference
               Precedent, dated         to Exhibit 10.24 to the
               July 29, 1994, by        Company's Annual Report
               and between GMT          on Form 10-K for the year
               Corporation and the      ended December 31, 1994
               Company.                 (File No. 1-8467).

10.28          Lease Agreement,         Incorporated by reference
               dated June 25, 1987,     to Exhibit 10.17 to the
               between ATS II           Company's Annual Report
               Associates Limited       on Form 10-K for the year
               Partnership and the      ended December 31, 1987
               Company.                 (File No. 1-8467).

10.29          Amendment to Lease       Incorporated by reference
               Agreement, dated         to Exhibit 10.19 to the
               December 4, 1992, by     Company's Annual Report
               and between ATS II       on Form 10-K for the year
               Associates Limited       ended December 31, 1992
               Partnership and the      (File No. 1-8467).
               Company.

10.30          Amendment to Lease,      Incorporated by reference
               dated December 7,        to Exhibit 10.27 to the
               1994, by and between     Company's Annual Report
               ATS II Associates        on Form 10-K for the year
               Limited Partnership      ended December 31, 1994
               and the Company.         (File No. 1-8467).

10.31          Amendment to Lease,      Incorporated by reference
               dated February 16,       to Exhibit 10.28 to the
               1995, by and between     Company's Annual Report
               ATS II Associates        on Form 10-K for the year
               Limited Partnership      ended December 31, 1994
               and the Company.         (File No. 1-8467).

10.32          Lease Agreement,         Incorporated by reference
               dated December 8,        to Exhibit 10.32 to the
               1983, between ARI        Company's Annual Report
               Limited Partnership      on Form 10-K for the year
               and the Company.         ended December 31, 1983
                                        (File No. 1-8467).

10.33          Lease Amendment,         Filed Electronically.
               dated May 16, 1996,
               between ARI Limited
               Partnership and the
               Company.

10.34          Lease Amendment,         Filed Electronically.
               dated January 31,
               1997, between ARI
               Limited Partnership
               and the Company.

10.35          Lease, dated January     Incorporated by reference
               26, 1994, by and         to Exhibit 10.24 to the
               between 7100             Company's Annual Report
               Northland Circle and     on Form 10-K for the year
               the Company.             ended December 31, 1993
                                        (File No. 1-8467).

10.36          Amendment to Lease,      Filed Electronically.
               effective January 1,
               1997, between Welsh
               Companies, Inc., as
               Agent for Praedium
               Lake Realty, LLC,
               and the Company.

10.37          Second Amendment to      Incorporated by reference
               Lease, dated October     to Exhibit 10.31 to the
               14, 1994, by and         Company's Annual Report
               between Lutheran         on Form 10-K for the year
               Brotherhood and the      ended December 31, 1994
               Company.                 (File No. 1-8467).

10.38          Form of Change of        Incorporated by reference
               Control Agreement        to Exhibit 10.31 to the
               entered into between     Company's Annual Report
               the Company and          on Form 10-K for the year
               Messrs. Burke, Hawks     ended December 31, 1991
               Nygaard and Wright.      (File No. 1-8467).

10.39          Change of Control        Filed Electronically.
               Agreement entered
               into between the
               Company and Mr.
               Gburek.

10.40          Change of Control        Filed Electronically.
               Agreement entered
               into between the
               Company and Mr.
               McCormick.

10.41          Credit Agreement,        Incorporated by reference
               dated September 30,      to Exhibit 10.33 to the
               1994, by and between     Company's Annual Report
               The First National       on Form 10-K for the year
               Bank of Chicago and      ended December 31, 1994
               the Company.             (File No. 1-8467).

10.42          Credit Agreement,        Incorporated by reference
               dated September 30,      to Exhibit 10.34 to the
               1994, by and between     Company's Annual Report
               Norwest Bank             on Form 10-K for the year
               Minnesota, National      ended December 31, 1994
               Association and the      (File No. 1-8467).
               Company.

10.43          Credit Agreement,        Incorporated by reference
               dated September 30,      to Exhibit 10.35 to the
               1994, by and between     Company's Annual Report
               NBD Bank, N.A. and       on Form 10-K for the year
               the Company.             ended December 31, 1994
                                        (File No. 1-8467).

10.44          Credit Agreement         Incorporated by reference
               among BMC                to Exhibit 10.1 to the
               Industries, Inc.,        Company's Quarterly
               Norwest Bank,            Report on Form 10-Q for
               Minnesota, National      the quarter ended June
               Association, and         30, 1996 (File No. 1-
               various banks.           8467).

10.45          Engineering,             Incorporated by reference
               Procurement and          to Exhibit 10.1 to the
               Construction             Company's Quarterly
               Agreement between        Report on Form 10-Q for
               Buckbee-Mears            the quarter ended March
               Cortland, a Unit of      31, 1996 (File No. 1-
               BMC Industries, Inc.     8467).
               and Fluor Daniel,
               Inc.

10.46          Product                  Incorporated by reference
               Manufacturing and        to Exhibit 10.36 to the
               Sales Agreement,         Company's Annual Report
               dated October 17,        on Form 10-K for the year
               1994, between            ended December 31, 1994
               Polycore Optical,        (File No. 1-8467).
               PTE. Ltd. and
               Vision-Ease, a unit
               of the Company,
               without exhibits.

11.1           Computation of Net       Filed electronically.
               Earnings Per Share

13.1           Portions of the          Filed electronically.
               Company's 1996
               Annual Report to
               Stockholders
               incorporated herein
               by reference in this
               Annual Report on
               Form 10-K.

21.1           Subsidiaries of the      Filed electronically.
               Registrant.

23.1           Consent of Ernst &       Filed electronically.
               Young LLP,
               Independent
               Auditors.

27.1           Financial Data           Filed electronically.
               Schedule

99.1           Press Release, dated     Filed electronically.
               December 6, 1996,
               announcing quarterly
               dividend.

99.2           Press Release, dated     Filed electronically.
               January 14, 1997,
               announcing
               establishment of an
               Indonesian joint
               venture.

99.3           Press Release, dated     Filed electronically.
               January 28, 1997,
               announcing 1996
               earnings.

99.4           Press Release, dated     Filed electronically.
               March 6, 1997,
               announcing entrance
               into etched lead
               frame market.

99.5           Press Release, dated     Filed electronically.
               March 7, 1997,
               announcing quarterly
               dividend.

99.6           Press Release, dated     Filed electronically.
               March 17, 1997,
               announcing the
               establishment of a
               Hungarian mask
               inspection facility.