Form 10-Q
period 1997-03-31
BMC INDUSTRIES INC/MN/
filed 1997-05-15
CIK 215310

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

         X
    ---------   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended March 31, 1997.

    ---------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.  For the transition Period
                from N/A to             .
                     ---   -------------


Commission File No. 1-8467


                                 BMC INDUSTRIES, INC.
                                 --------------------
                (Exact Name of Registrant as Specified in its Charter)



         Minnesota                                    41-0169210
        ----------                                    -----------
    (State of Incorporation)                (IRS Employer Identification No.)

                  Two Appletree Square, Minneapolis, Minnesota 55425
                 ----------------------------------------------------
                 (Address of Principal Executive Offices) (Zip Code)


                                    (612) 851-6000
                                   ----------------
                 (Registrant's Telephone Number, Including Area Code)


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


BMC Industries, Inc. has outstanding 27,459,104 shares of common stock as of May 10, 1997. There is no other class of stock outstanding.

                                     Page 1 of 18
                           Exhibit Index Begins at Page 9.

                            PART I:  FINANCIAL INFORMATION

                                 BMC INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                    (in thousands)

Item 1:  Financial Statements



                                                                       March 31              December 31
                                                                       --------              -----------
ASSETS                                                                     1997                     1996
-----------------------------------------------------------------------------------------------------------


Current Assets
    Cash and cash equivalents                                        $    4,169               $    2,544
    Trade accounts and notes receivable, net of allowances               28,490                   24,979
    Inventories                                                          52,034                   50,451
    Deferred income taxes                                                 5,904                    5,372
    Other current assets                                                  9,162                    8,354
-----------------------------------------------------------------------------------------------------------

         Total Current Assets                                            99,759                   91,700
-----------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                           241,981                  220,489
Less Accumulated Depreciation                                            96,564                   96,644
                                                                     ----------               ----------
    Property, Plant and Equipment, Net                                  145,417                  123,845
                                                                     ----------               ----------
Deferred Income Taxes                                                     5,363                    5,797
Other Assets, Net                                                        11,643                   11,627
-----------------------------------------------------------------------------------------------------------

Total Assets                                                         $  262,182               $  232,969
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------

Current Liabilities
    Short-term borrowings                                            $      593               $    1,355
    Accounts payable                                                     28,000                   19,434
    Income taxes payable                                                  9,941                    7,657
    Accrued expenses and other liabilities                               20,558                   21,900
-----------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                       59,092                   50,346
-----------------------------------------------------------------------------------------------------------

Long-Term Debt                                                           32,642                   16,634
Other Liabilities                                                        18,803                   19,421
Deferred Income Taxes                                                     2,317                    2,460

Stockholders' Equity
    Common stock                                                         57,282                   56,551
    Retained earnings                                                    92,101                   84,629
    Cumulative translation adjustment                                       847                    3,974
    Other                                                                  (902)                  (1,046)
-----------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                     149,328                  144,108
-----------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                           $  262,182               $  232,969
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.
                                        Page 2

                                 BMC INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                       (in thousands, except per share amounts)


                                                                    Three Months Ended
                                                                          March 31
                                                                --------------------------
                                                                     1997           1996
-------------------------------------------------------------------------------------------

Revenues                                                        $  77,127      $  68,301
Cost of products sold                                              61,145         55,261
-------------------------------------------------------------------------------------------

Gross margin                                                       15,982         13,040
Selling                                                             2,837          2,558
Administrative                                                      1,539          1,227
-------------------------------------------------------------------------------------------

Income from Operations                                             11,606          9,255
-------------------------------------------------------------------------------------------

Other Income and (Expense)
    Interest expense                                                 (144)          (130)
    Interest income                                                    42            119
    Other income (expense)                                            262            (50)
-------------------------------------------------------------------------------------------


Earnings before Income Taxes                                       11,766          9,194
Income Taxes                                                        3,883          3,011
-------------------------------------------------------------------------------------------


Net Earnings                                                    $   7,883      $   6,183
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

Net Earnings Per Share                                          $    0.28      $    0.22
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation                 28,458         28,278
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

Dividends Declared Per Share                                    $   0.015      $  0.0125
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                                        Three Months Ended
                                                                              March 31
                                                                     -------------------------
                                                                         1997           1996
-----------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
    Net earnings                                                     $  7,883       $  6,183
    Depreciation and amortization                                       3,283          2,423
    Changes in operating assets and liabilities                         1,997         (7,194)
-----------------------------------------------------------------------------------------------
         Total                                                         13,163          1,412
-----------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities
    Additions to property, plant and equipment                        (26,321)       (11,529)
    Business acquisitions, net of cash acquired                        (1,817)            --
-----------------------------------------------------------------------------------------------
         Total                                                        (28,138)       (11,529)
-----------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities
    Net decrease in short-term borrowings                                (769)            --
    Net increase in long-term debt                                     16,950             --
    Common stock issued                                                   731          1,736
    Cash dividends paid                                                  (411)          (338)
    Other                                                                 144            (78)
-----------------------------------------------------------------------------------------------
         Total                                                         16,645          1,320
-----------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents              (45)           (89)
-----------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                    1,625         (8,886)
Cash and Cash Equivalents at Beginning of Period                        2,544         15,874
-----------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                           $  4,169       $  6,988
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                       (in thousands, except per share amounts)


1.  Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997,and the results of operations and the cash flows for the periods ended March 31, 1997 and 1996. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the period ended March 31, 1996 have been reclassified to conform to the presentation for the period ended March 31, 1997. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1996 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.  Inventories
                                  March 31, 1997      December 31, 1996
                                  --------------      -----------------
    Raw materials                      $  15,372              $  15,461
    Work in process                       11,980                  9,807
    Finished goods                        24,682                 25,183
                                       ---------              ---------
    Total Inventories                  $  52,034              $  50,451
                                       ---------              ---------
                                       ---------              ---------


3.  Earnings Per Share

    Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options using the treasury stock method. Fully diluted earnings per share did not differ significantly from primary earnings per share in both periods.

         Currently, earnings per share calculations are performed pursuant to Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE. The Company will be required to present earnings per share data in accordance with Statement of Accounting Standards No. 128, EARNINGS PER SHARE, commencing with the fourth quarter of 1997. Statement No. 128 will require the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is calculated as net earnings divided by the weighted average outstanding common shares. Diluted earnings per share includes the effect of all outstanding dilutive securities, such as stock options, and is calculated similarly to the current fully-diluted earnings per share. While early adoption of Statement No. 128 is not permitted, the following pro-forma supplemental data is presented using the Statement No. 128 approach:

                                     Three months ended
                                          March 31
                                    -------------------
                                       1997      1996
                                       ----      ----
         Basic                      $  0.29   $  0.23
         Diluted                       0.28      0.22


4.       Legal Matters

         There are no material changes in the status of the Barth Industries legal proceeding or any other legal proceeding or environmental matter described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                 BMC INDUSTRIES, INC.
              ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Total revenues for the first quarter of 1997 increased by $8.8 million or 13% from the first quarter of 1996. Revenues of the Precision Imaged Products group for the first quarter increased 14% due primarily to sales of large (25" to 29") and invar television aperture masks increasing 28% and 7%, respectively, over first quarter 1996 sales. First quarter sales of Jumbo (30" and larger) television aperture masks were strong but nevertheless were 19% lower than first quarter 1996 sales. First quarter 1996 sales were unusually robust with a 98% increase over 1995 levels. The weakening of the German mark relative to the U.S. dollar had virtually no impact on earnings but reduced sales, as compared with the prior year quarter, by nearly $3 million. First quarter sales included over $3 million of computer monitor mask sales, including the Company's initial sales of 15-inch monitor masks. Net sales of the Optical Products group increased 10% due to higher sales in all product lines. Sales of high end products (polycarbonate, progressive, high index and polarizing sun lenses) increased 28% over the same quarter in the prior year. Optical Products' international sales increased 27% over the prior year quarter.

Cost of sales were 79% of net sales for the first quarter of 1997, compared to 81% in the same period of 1996. The improvement occurred in both groups and was due primarily to improved sales mix of higher-margin products and improved yields and manufacturing efficiencies. The Optical Products group also benefited from the acquisition of plastic lenses from a lower cost, off-shore manufacturer.

Despite an increased debt level, interest expense in the first quarter of 1997 was comparable to the prior year's period due to the capitalization of interest costs in connection with the Company's expansion projects.

The provision for income taxes was 33% of pre-tax income in the first quarter of both 1997 and 1996.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances increased $1.6 million while debt increased $15.2 million during the first three months of 1997. The increased debt level was due primarily to $26.3 million of capital expenditures relating primarily to the expansion of the Company's aperture mask manufacturing facilities and increased accounts receivable levels, offset partially by increased accounts payable balances and cash generated from earnings. The increased accounts receivable levels were due primarily to the increased quarterly sales and the increased accounts payable balance was due to payables related to the mask expansion project. Working capital was $40.7 million at March 31, 1997 compared to $41.4 million at December 31, 1996. The current ratio was 1.69 at March 31, 1997, compared to 1.82 at December 31, 1996. The ratio of debt to equity increased to 0.22 at March 31, 1997 compared to 0.12 at December 31, 1996.

The Company expects to incur more than $75 million of capital spending during 1997, a significant portion of which is related to completing the expansion of the Cortland facility. The Company has $88 million in revolving credit facilities which will provide the funds needed for capital spending related to the Cortland expansion and the Company's new polycarbonate facility under construction in Ramsey, Minnesota. The Company's $80 million acquisition credit facility will provide funds in the event the Company encounters a strategic acquisition opportunity. As of March 31, 1997, the Company had commitments of approximately $25.0 million related to capital projects, a majority of which were related to the Cortland expansion. These credit facilities along with cash generated from operations should be sufficient to meet the Company's future capital and operating requirements.

FOREIGN CURRENCY

Fluctuations in foreign currency exchange rates, principally the German mark versus the U.S. dollar, may affect the Company's financial results. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this represents the most significant element of the Company's exposure to currency rate fluctuations. This exposure is generally addressed as needed through the purchase of forward contracts and options. As of March 31, 1997, the Company had approximately $15 million of foreign exchange options to exchange U.S. dollars for German marks at a set exchange rate. These options mature at various intervals through March 1998.

Exposure to foreign currency exchange rate fluctuations also may exist with respect to intercompany payables or receivables with the Company's German subsidiary. The Company minimizes this exposure by holding such balances at low levels.

ENVIRONMENTAL

There are no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

CAUTIONARY STATEMENTS

Certain statements included in this Discussion and Analysis of Financial Condition and Results of Operations by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements relate to non-historical information which are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements. These statements are qualified by important factors listed separately in "Item 1 - Business" of the Company's Form 10-K for the year ended December 31, 1996, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                             Part II:  OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 and Note 4 of the "Notes to Condensed Consolidated Financial Statements" on page 6.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


    (a)  EXHIBITS                                                                            PAGE
         --------
         10.1      1997 Management Incentive Bonus Plan Summary . . . . . . . . . . . . . . . 10

         11.1      Computation of Net Earnings Per Share. . . . . . . . . . . . . . . . . . . 13

         27.       Financial Data Schedule (filed only in electronic format)

         99.1      News Release, dated April 23, 1997, announcing the first
                   quarter 1997 operating results . . . . . . . . . . . . . . . . . . . . . . 14

         99.2      News Release, dated April 7, 1997, announcing stock
                   repurchase program.. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

(b)  REPORTS ON FORM 8-K.

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BMC INDUSTRIES, INC.


                                  /s/ Jeffrey L. Wright
                                  -----------------------------------------
                                  Jeffrey L. Wright
                                  Controller (Principal Accounting Officer)




Dated:  May 14, 1997