Form 10-Q
period 1997-06-30
BMC INDUSTRIES INC/MN/
filed 1997-08-14
CIK 215310

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------       SECURITIES EXCHANGE ACT OF 1934.  For the Quarterly Period ended
              June 30, 1997.

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES EXCHANGE ACT OF 1934. For the transition Period from N/A to_________.


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

BMC Industries, Inc. has outstanding 27,749,672 shares of common stock as of August 11, 1997. There is no other class of stock outstanding.

                                     Page 1 of 23
                           Exhibit Index Begins at Page 10.

                           PART I:   FINANCIAL INFORMATION

                                 BMC INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                    (in thousands)

Item 1:  Financial Statements
                                                       June 30    December 31
                                                       -------    -----------
ASSETS                                                    1997           1996
--------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                          $   2,092      $   2,544
  Trade accounts and notes receivable,
   net of allowances                                    31,310         24,979
  Inventories                                           59,177         50,451
  Deferred income taxes                                  6,356          5,372
  Other current assets                                  10,705          8,354
--------------------------------------------------------------------------------
    Total Current Assets                               109,640         91,700
--------------------------------------------------------------------------------

Property, Plant and Equipment                          268,246        220,489
Less Accumulated Depreciation                           99,347         96,644
                                                     ---------      ---------
  Property, Plant and Equipment, Net                   168,899        123,845
                                                     ---------      ---------
Deferred Income Taxes                                    5,019          5,797
Other Assets, Net                                       12,258         11,627
--------------------------------------------------------------------------------

Total Assets                                        $  295,816     $  232,969
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities
  Short-term borrowings                              $   1,464      $   1,355
  Accounts payable                                      25,901         19,434
  Income taxes payable                                   9,292          7,657
  Accrued expenses and other liabilities                22,006         21,900
--------------------------------------------------------------------------------
    Total Current Liabilities                           58,663         50,346
--------------------------------------------------------------------------------

Long-Term Debt                                          54,949         16,634
Other Liabilities                                       18,834         19,421
Deferred Income Taxes                                    2,506          2,460

Stockholders' Equity
  Common stock                                          57,776         56,551
  Retained earnings                                    103,678         84,629
  Cumulative translation adjustment                        162          3,974
  Other                                                   (752)        (1,046)
--------------------------------------------------------------------------------
    Total Stockholders' Equity                         160,864        144,108
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity           $ 295,816      $ 232,969
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                       (in thousands, except per share amounts)




                                                           Three Months Ended            Six Months Ended
                                                                 June 30                      June 30
                                                      ----------------------------- -----------------------------
                                                           1997           1996          1997            1996
-----------------------------------------------------------------------------------------------------------------
Revenues                                              $   80,257     $   68,174     $  157,384     $  136,475
Cost of products sold                                     58,398         49,691        119,543        104,952
-----------------------------------------------------------------------------------------------------------------
Gross margin                                              21,859         18,483         37,841         31,523
Selling                                                    2,737          2,559          5,574          5,117
Administrative                                             1,089          1,288          2,628          2,515
-----------------------------------------------------------------------------------------------------------------
Income from Operations                                    18,033         14,636         29,639         23,891
-----------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
  Interest expense                                          (160)           (60)          (304)          (190)
  Interest income                                             56             31             98            150
  Other income (expense)                                     (33)            81            229             31
-----------------------------------------------------------------------------------------------------------------

Earnings before Income Taxes                              17,896         14,688         29,662         23,882
Income Taxes                                               5,907          4,846          9,790          7,857
-----------------------------------------------------------------------------------------------------------------

Net Earnings                                          $   11,989      $   9,842     $   19,872     $   16,025
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Net Earnings Per Share                                $     0.42      $    0.35     $     0.70     $     0.57
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation        28,496         28,369         28,477         28,324
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                          $    0.015      $  0.0125      $    0.03     $    0.025
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)




                                                                       Six Months Ended
                                                                           June 30
                                                                ----------------------------
                                                                     1997           1996
---------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
  Net earnings                                                   $  19,872      $  16,025
  Depreciation and amortization                                      7,088          5,127
  Changes in operating assets and liabilities                      (11,725)       (16,896)
---------------------------------------------------------------------------------------------
     Total                                                          15,235          4,256
---------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities
  Additions to property, plant and equipment                       (54,048)       (22,079)
  Business acquisitions, net of cash acquired                       (1,817)            --
---------------------------------------------------------------------------------------------
     Total                                                         (55,865)       (22,079)
---------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities
  Net increase in short-term borrowings                                211          6,020
  Net increase in long-term debt                                    39,343             --
  Common stock issued                                                1,225          2,356
  Cash dividends paid                                                 (822)          (679)
  Other                                                                294            (37)
---------------------------------------------------------------------------------------------
     Total                                                          40,251          7,660
---------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents           (73)          (171)
---------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (452)       (10,334)
Cash and Cash Equivalents at Beginning of Period                     2,544         15,874
---------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                        $  2,092       $  5,540
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                       (in thousands, except per share amounts)


1.  Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and the cash flows for the periods ended June 30, 1997 and 1996. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended June 30, 1996 have been reclassified to conform to the presentation for the periods ended June 30, 1997. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1996 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.  Derivative Financial Instruments

    In January 1997, the SEC issued new rules related to disclosures about derivative financial instruments. The new rules, effective for all financial statements issued for periods ending after June 15, 1997, require accounting policy disclosures about derivative financial instruments used by the Company. Effective for periods ending after June 15, 1998, the new rules also require quantitative and qualitative disclosures about exposures to market risk from derivative financial instruments.

    Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

    Foreign Currency Exchange Options - As of June 30, 1997, the Company had approximately $10.5 million of outstanding foreign currency exchange options to exchange U.S. dollars for German marks at a set exchange rate. These foreign exchange options do not expose the Company to financial risk as the contracts provide an option to exchange the currencies, but do not obligate the Company to make a foreign currency exchange. Premiums paid for foreign currency exchange options are amortized to Other Expense over the life of the options. Upon exercise of foreign currency exchange options, gains are included in income.

    Interest Rate Swap Agreement - As of June 30, 1997, the Company had entered into an interest rate swap agreement that allows the Company to swap a variable interest rate for a fixed interest rate of 6.365% on $15 million of notional debt for a period of two years ending March, 1999. The notional amount of debt is not a measure of the Company's exposure to credit or market risks and is not included in the condensed consolidated balance sheet. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this two year period. Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement.

3.  Inventories
                                            June 30, 1997   December 31, 1996
                                            -------------   -----------------

    Raw materials                           $  16,317           $  15,461
    Work in process                            14,496               9,807
    Finished goods                             28,364              25,183
                                            ---------           ---------
    Total Inventories                       $  59,177           $  50,451
                                            ---------           ---------
                                            ---------           ---------

4.  Earnings Per Share

    Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options using the treasury stock method. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period.

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

                                  Three months ended   Six months ended
                                       June 30              June 30
                                  ------------------   ----------------
                                     1997      1996      1997      1996
                                     ----      ----      ----      ----
              Basic               $  0.44   $  0.36   $  0.72   $  0.59
              Diluted                0.42      0.35      0.70      0.57


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

                                 BMC INDUSTRIES, INC.
              ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Total revenues for the second quarter of 1997 increased $12.1 million or 18% from the second quarter of 1996. Revenues of the Precision Imaged Products group for the second quarter increased 25% due primarily to sales of large (25" to 29") and invar television aperture masks increasing 35% and 31%, respectively, over second quarter 1996 sales. Second quarter sales of jumbo (30" and larger) television aperture masks slightly lagged 1996. Second quarter 1996 jumbo sales were strong with a 42% increase over 1995 levels. The weakening of the German mark relative to the U.S. dollar had virtually no impact on earnings but reduced sales, as compared with the prior year quarter, by nearly $1 million. Second quarter sales included over $2 million of computer monitor mask sales. Net sales of the Optical Products group increased 4% due to higher sales in all major product lines, except for glass. Sales of high end products (polycarbonate, progressive, high index and polarizing sun lenses) increased 15% over the same quarter in the prior year.

Cost of sales were 73% of net sales for the second quarter of both 1997 and 1996. Improvements in product mix were offset by start-up expenses for the new entertainment line at the Cortland, New York facility and dielot and part qualification expenses for the computer monitor line at the Germany facility. Also, Optical Products group profitability was impacted by a number of one-time expenses including: expenses preparatory to the shutdown of the Ft. Lauderdale plastic lens manufacturing facility which ceased operations in July, expenses incidental to the new polycarbonate manufacturing, centralized distribution and research and development facility and start-up costs for the operation's first anti-reflective coating machine. In addition, resources devoted to the ongoing development of new products and materials were higher in the second quarter.

Despite an increased debt level, interest expense in the second quarter of 1997 was comparable to the prior year quarter due to the capitalization of interest costs in connection with the Company's expansion projects.

The provision for income taxes was 33% of pre-tax income in the second quarter of both 1997 and 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Total revenues for the first six months of 1997 increased $20.9 million or 15% from the first six months of 1996. Revenues of the Precision Imaged Products group increased 19% for the first six months due primarily to sales of large (25" to 29") and invar television aperture masks increasing 31% and 18%,
respectively, over 1996 sales.   For the first six months sales of jumbo (30"
and larger) television aperture masks were down 11% from 1996.   1996 jumbo
sales were very strong with a 64% increase over 1995 levels. The weakening of the German mark relative to the U.S. dollar had virtually no impact on earnings but reduced sales, as compared with the prior year, by over $4 million. The first six months included over $5 million of computer monitor mask sales. Net sales of the Optical Products group increased 7% due to higher sales in all major product lines, except for glass. Sales of high end products

(polycarbonate, progressive, high index and polarizing sun lenses) increased 21% over the same period in the prior year.

Cost of sales were 76% of net sales for the first six months of 1997, compared to 77% in the same period of 1996. The decline occurred primarily in the Precision Imaged Products group and was due primarily to sales mix changes, largely offset by line time required for new customer and part qualification on the computer monitor line and start-up expenses for the new entertainment line at the Cortland facility. The Optical Products group cost of sales as a percentage of sales was consistent with the prior year.

Despite an increased debt level, interest expense in the first six months of 1997 was comparable to the prior year due to the capitalization of interest costs in connection with the Company's expansion projects.

The provision for income taxes was 33% of pre-tax income in the first six months of both 1997 and 1996.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances decreased $0.5 million and debt increased $38.4 million during the first six months of 1997. The increased debt level was due primarily to $54 million of capital expenditures relating primarily to the expansion of the Company's aperture mask manufacturing facilities and increased inventory and accounts receivable levels, offset partially by increased accounts payable balances. The increased inventory levels were due primarily to the new television aperture mask production line which started in the second quarter at the Cortland facility and the acquisition of Vision-Ease Asia early in 1997. The increased accounts receivable levels were due primarily to the increased sales. The increased accounts payable balance was due primarily to payables related to the Cortland expansion project and Optical Product's new polycarbonate manufacturing, centralized distribution and research and development facility currently under construction. Due primarily to the increases in accounts receivable and inventory, working capital was $51.0 million at June 30, 1997 compared to $41.4 million at December 31, 1996. The current ratio was 1.87 at June 30, 1997, compared to
1.82 at December 31, 1996. The ratio of debt to equity increased to 0.35 at June 30, 1997 compared to 0.12 at December 31, 1996 due to the increased debt levels.

The Company expects to incur more than $75 million of capital spending during 1997, a significant portion of which is related to completing the expansion of the Cortland facility. The Company has $88 million in revolving credit facilities which will provide the funds needed for capital spending related to the Cortland expansion and the Company's new polycarbonate facility under construction in Ramsey, Minnesota. The Company's $80 million acquisition credit facility will provide funds in the event the Company encounters a strategic acquisition opportunity. As of June 30, 1997, the Company had commitments of approximately $17 million related to capital projects, a majority of which were related to the Cortland expansion. The revolving credit facilities along with cash generated from operations should be sufficient to meet the Company's future capital and operating requirements.

FOREIGN CURRENCY

Fluctuations in foreign currency exchange rates, principally the German mark and Japanese yen versus the U.S. dollar, may affect the Company's financial results. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this represents the most significant element of the Company's exposure to currency rate fluctuations. This exposure is generally addressed as needed through the purchase of forward contracts and options. As of June 30, 1997, the Company had approximately $10.5 million of outstanding foreign exchange options to exchange U.S. dollars for German marks at a set exchange rate. These options mature at various intervals through March 1998.

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

                           Part II:    OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 and Note 5 of the "Notes to Condensed Consolidated Financial Statements" on page 6.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         The Company's 1997 Annual Meeting of Stockholders was held on May 8, 1997. One matter was submitted to a vote of stockholders: Election of certain members of the Company's Board of Directors.

         (1) The nominees for election to the Company's Board of Directors, as listed in the Company's Proxy Statement dated March 26, 1997, were elected for two year terms at that meeting. Voting for the individual nominees was as follows:

                                                                 VOTES WITHHELD
              NOMINEE                       VOTES FOR              OR AGAINST
              -------                       ---------            --------------

              Mr. John W. Castro            18,718,444               31,858
              Mr. Joe E. Davis              18,717,830               32,472

              The following directors did not stand for election this year because their terms of office continued after the meeting: Mr. Lyle D. Altman, Mr. Paul B. Burke and Mr. Harry A. Hammerly.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


    (a)  EXHIBITS                                                                             PAGE
         --------                                                                             ----
         10.1  First Amendment to Credit Agreement, dated June 27, 1997, by and among the Company, Norwest Bank Minnesota, N.A. (as agent),
               Norwest Bank Minnesota, N.A., First Bank National
               Association and NBD Bank .................................................       12

         10.2  Second Declaration of Amendment, dated May 2, 1997, to the BMC
               Industries, Inc. Profit Sharing Plan 1994 revision........................       16

         11.1  Computation of Net Earnings per Share.....................................       18

         27.   Financial Data Schedule (filed only in electronic format)

         99.1  News Release, dated July 22, 1997, announcing the
               second quarter 1997 operating results.....................................       19

         99.2  News Release, dated June 6, 1997, announcing quarterly dividend...........       23


    (b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BMC INDUSTRIES, INC.


                                       -----------------------------------------
                                       Jeffrey L. Wright
                                       Controller (Principal Accounting Officer)



Dated:   August 13, 1997