Form 10-Q
period 1997-09-30
BMC INDUSTRIES INC/MN/
filed 1997-11-14
CIK 215310

                            FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ------------  SECURITIES EXCHANGE ACT OF 1934.  For the Quarterly
                Period ended September 30, 1997.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------------- SECURITIES EXCHANGE ACT OF 1934. For the transition
                Period from   N/A to         .


Commission File No. 1-8467


                       BMC INDUSTRIES, INC.
      (Exact Name of Registrant as Specified in its Charter)

       MINNESOTA                                 41-0169210
  (State of Incorporation)                 (IRS Employer Identification No.)

        TWO APPLETREE SQUARE, MINNEAPOLIS, MINNESOTA 55425
       (Address of Principal Executive Offices) (Zip Code)


                          (612) 851-6000
       (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

          X        Yes                                No
       --------                             --------

BMC Industries, Inc. has outstanding 27,749,672 shares of common stock as of November 10, 1997. There is no other class of stock outstanding.

                           Page 1 of 81
                 Exhibit Index Begins at Page 11.

                   PART I:   FINANCIAL INFORMATION

                       BMC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                          (in thousands)

Item 1:  Financial Statements
                                                     SEPTEMBER 30   DECEMBER 31
ASSETS                                                       1997          1996
-------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents                            $  2,138       $  2,544
   Trade accounts receivable, net of allowances           34,450         24,979
   Inventories                                            62,080         50,451
   Deferred income taxes                                   6,655          5,372
   Other current assets                                    7,483          8,354
-------------------------------------------------------------------------------
        Total Current Assets                             112,806         91,700
-------------------------------------------------------------------------------

Property, Plant and Equipment                            277,788        220,489
Less Accumulated Depreciation                             99,171         96,644
                                                        --------       --------
   Property, Plant and Equipment, Net                    178,617        123,845
                                                        --------       --------
Deferred Income Taxes                                      4,783          5,797
Other Assets, Net                                         13,636         11,627
-------------------------------------------------------------------------------
Total Assets                                            $309,842       $232,969
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current Liabilities
   Short-term borrowings                                $  1,195       $  1,355
   Accounts payable                                       20,398         19,434
   Income taxes payable                                    1,902          7,657
   Accrued expenses and other liabilities                 17,914         21,900
-------------------------------------------------------------------------------
        Total Current Liabilities                         41,409         50,346
-------------------------------------------------------------------------------

Long-Term Debt                                            75,688         16,634
Other Liabilities                                         18,233         19,421
Deferred Income Taxes                                      2,685          2,460

Stockholders' Equity
   Common stock                                           61,452         56,551
   Retained earnings                                     112,137         84,629
   Cumulative translation adjustment                      (1,010)         3,974
   Other                                                    (752)        (1,046)
-------------------------------------------------------------------------------
        Total Stockholders' Equity                       171,827        144,108
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $  309,842     $  232,969
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.


                                               BMC INDUSTRIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (Unaudited)
                                    (in thousands, except per share amounts)


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30                           SEPTEMBER 30
                                                       ----------------------------------------------------------------
                                                            1997           1996                1997                1996
-----------------------------------------------------------------------------------------------------------------------
Revenues                                               $  79,086      $  68,158          $  236,470          $  204,633
Cost of products sold                                     61,813         53,840             181,356             158,792
-----------------------------------------------------------------------------------------------------------------------
Gross margin                                              17,273         14,318              55,114              45,841
Selling                                                    3,042          2,334               8,616               7,451
Administrative                                             1,006          1,210               3,634               3,725
-----------------------------------------------------------------------------------------------------------------------
Income from Operations                                    13,225         10,774              42,864              34,665
-----------------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                                         (403)          (246)               (707)               (436)
   Interest income                                            45             60                 143                 210
   Other income                                               71             89                 300                 120
-----------------------------------------------------------------------------------------------------------------------
Earnings before Income Taxes                              12,938         10,677              42,600              34,559
Income Taxes                                               4,063          3,520              13,853              11,377
-----------------------------------------------------------------------------------------------------------------------
Net Earnings                                           $   8,875      $   7,157          $   28,747          $   23,182
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Net Earnings Per Share                                 $    0.31      $    0.25          $     1.01          $     0.82
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Number of Shares Included in Per Share Computation        28,619         28,390              28,524              28,346
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                           $   0.015      $  0.0125          $    0.045          $   0.0375
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                    BMC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (in thousands)

                                                                       Nine Months Ended
                                                                          September 30
                                                                ------------------------------
                                                                      1997                1996
----------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
   Net earnings                                                  $  28,747           $  23,182
   Depreciation and amortization                                    10,527               7,661
   Changes in operating assets and liabilities                     (33,647)            (17,622)
----------------------------------------------------------------------------------------------
        Total                                                        5,627              13,221
----------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities
   Additions to property, plant and equipment                      (68,203)            (32,908)
   Business acquisitions, net of cash acquired                      (1,817)                 --
----------------------------------------------------------------------------------------------
        Total                                                      (70,020)            (32,908)
----------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities
   Net increase (decrease) in short-term borrowings                    (81)              3,139
   Net increase in long-term debt                                   60,278               3,941
   Common stock issued                                               4,901               2,639
   Cash dividends paid                                              (1,234)             (1,020)
   Other                                                               294                 462
----------------------------------------------------------------------------------------------
        Total                                                       64,158               9,161
----------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents          (171)                (78)
----------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                             (406)            (10,604)
Cash and Cash Equivalents at Beginning of Period                     2,544              15,874
----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                        $  2,138            $  5,270
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                         BMC INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
               (in thousands, except per share amounts)


 1.  Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of operations and the cash flows for the periods ended September 30, 1997 and 1996. Such adjustments are of a normal recurring nature.
    Certain items in the financial statements for the periods ended September 30, 1996 have been reclassified to conform to the presentation for the periods ended September 30, 1997. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1996 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual
    Report on Form 10-K for the year ended December
    31, 1996.

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

    Foreign Currency Exchange Options - As of September 30,
    1997, the Company had approximately $8.1 million of outstanding foreign currency exchange options to exchange U.S. dollars for German marks at a set exchange rate. These foreign exchange options do not expose the Company to financial risk as the contracts provide an option to exchange the currencies, but do not obligate the Company to make a foreign currency exchange. Premiums paid for foreign currency exchange options are amortized to Other Expense over the life of the options. Upon exercise of foreign currency exchange options, gains are included in income.

    Interest Rate Swap Agreement - As of September 30,
    1997, the Company had entered into an interest rate swap agreement that allows the Company to swap a variable interest rate for a fixed interest rate of 6.365% on $15 million of notional debt for a period of two years ending March, 1999. The notional amount of debt is not a measure of the Company's exposure to credit or market risks and is not included in the condensed consolidated balance sheet. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this two year period. Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement.

3.  New Accounting Standards

    In June 1997, the Financial Accounting Standards
    Board (FASB) issued Statement of Financial Accounting
    Standards (SFAS) No. 130, REPORTING COMPREHENSIVE
    INCOME, which requires disclosure of comprehensive income and its components in the Company's financial statements. Additionally, the FASB issued SFAS
    No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
    AND RELATED INFORMATION. Both statements require additional disclosure only, and as such, are not expected to change net income or shareholders' equity as previously reported by the Company. The statements are effective for the Company's fiscal year ended
    December 31, 1998.

4.  Inventories
                     SEPTEMBER 30, 1997  DECEMBER 31, 1996
                     ------------------  -----------------
    Raw materials             $  19,359          $  15,461
    Work in process              13,722              9,807
    Finished goods               28,999             25,183
                              ---------         ----------
    Total Inventories         $  62,080          $  50,451
                              ---------         ----------
                              ---------         ----------

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

                        Three months ended  Nine months ended
                           September 30        September 30
                        ------------------  -----------------
                          1997      1996       1997      1996
                          ----      ----       ----      ----
           Basic       $  0.32   $  0.26   $   1.04   $  0.85
           Diluted        0.31      0.25       1.01      0.82

6.  Legal Matters

    In July 1997, the Company executed a de minimus settlement with the Envirotek II/Roblin Steel Site PRP Group for a nominal amount in settlement of its liablility as a potentially responsible party at this site in Tonawanda, New York. There are no material changes in the status of any other legal proceeding, including the Barth Industries legal proceeding, or environmental matter described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                         BMC INDUSTRIES, INC.
      ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Total revenues for the third quarter of 1997 increased $10.9 million or 16% from the third quarter of 1996. Revenues of the Precision Imaged Products group for the third quarter increased 22% due to the continued sales mix shift to higher margin products, including over $6 million of high resolution computer monitor mask sales from the Company's German monitor mask line. Sales of large (25-29 inches) television aperture masks increased 19% over third quarter 1996 sales, while invar and jumbo mask sales lagged 1996 third quarter sales. The strength of the U.S. dollar versus the German mark had an immaterial impact on earnings but reduced sales, as compared with the prior year quarter, by approximately $4 million. Buckbee-Mears St. Paul had record sales and profits in the quarter. Net sales of the Optical Products group increased 5% over the prior year quarter. Sales growth was driven by a 27% increase in high end products (polycarbonate, progressive, high index and polarizing sun lenses) over the prior year.

Cost of sales were 78% of net sales for the third quarter of 1997 compared to 79% in the same period of 1996.
Profitability of the Mask Operations increased due to the continued sales mix shift to higher margin products, but was depressed by lower yields on the manufacturing lines at the Company's Cortland, New York facility. The Cortland plant also incurred significant start-up and part qualification expenses on their two new manufacturing lines during the third quarter. These significant start-up expenses were partially offset by $1.5 million of operating profit generated from the final completion of a long-term mask equipment and technology contract during the third quarter.
With the completion of the expansion at the Cortland Facility, depreciation expense will increase in the fourth quarter of 1997 and thereafter. Due to the strong sales growth of high end products, Optical Product's gross profit increased despite one-time expenses related to the shut down of the Ft. Lauderdale plastic lens manufacturing facility which ceased operations in July. The Optical Products group also incurred expenses related to the start-up of the new polycarbonate manufacturing, centralized distribution and research and development facilities, as well as increased research and development spending. The increase in gross profit was also offset by increased advertising and promotional expenses, primarily related to polycarbonate lenses.

Despite an increased debt level, interest expense in the third quarter of 1997 was only slightly higher than the prior year quarter due to the capitalization of interest costs in connection with the Company's expansion projects. With the completion of the expansion at the Cortland Facility, the Company will no longer be able to capitalize interest related to this expansion project; therefore, interest expense will increase in the fourth quarter of 1997 and thereafter.

The provision for income taxes was 31% of pre-tax income in the third quarter of 1997 compared to 33% in the third quarter of 1996. The lower income tax rate was caused by an income shift between domestic and foreign earnings.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Total revenues for the first nine months of 1997 increased $31.8 million or 16% from the first nine months of 1996. Revenues of the Precision Imaged Products group increased
20% for the first nine months due primarily to sales of large (25-29 inches) and invar television aperture masks increasing 27% and 9%, respectively, over 1996 sales. Jumbo mask sales continue to lag 1996 sales for the nine months, which is a difficult comparison following a 51% increase over 1995. The first nine months included over $11 million of computer monitor mask sales. Net sales of the Optical Products group increased 6% due to higher sales in all major product lines, except for glass. Sales of high end products increased 23% over the same period in the prior year.

Cost of sales were 77% of net sales for the first nine months of 1997 compared to 78% in the same period of 1996. Profitability of the Mask Operations increased due to the continued sales mix shift to higher margin products, but was depressed by lower yields on the manufacturing lines at the Cortland facility. Mask operations has incurred significant start-up and part qualification expenses during the first nine months of 1997. These expenses were partially offset by $2.5 million of income recognized upon completion of a long-term mask equipment and technology contract. As discussed above, the gross profit generated from the strong sales growth for the high end products in the Optics Products group increased despite one-time expenses related to the shut down of the Ft. Lauderdale plastic lens manufacturing facility, start-up of the new polycarbonate manufacturing, centralized distribution and research and development facilities, as well as increased research and development spending. The increase in gross profit was also offset by increased advertising and promotional expenses, primarily related to polycarbonate lenses.

Despite an increased debt level, interest expense in the first nine months of 1997 was only slightly higher than the prior year due to the capitalization of interest costs in connection with the Company's expansion projects.

The provision the income taxes was 33% of pre-tax income in the first nine months of 1997 and 1996.

FINANCIAL POSITION AND LIQUIDITY

Cash and cash equivalent balances decreased $0.4 million and debt increased $58.9 million during the first nine months of 1997. The increased debt level was the result of $70 million of capital expenditures relating primarily to the expansion of the Company's aperture mask manufacturing facilities and increased inventory and accounts receivable levels, offset partially by increased accounts payable balances. The Company has now substantially completed the two-line aperture mask manufacturing expansion at the Cortland facility. Total expenditures on this expansion during 1997 were approximately $50 million.
The increased inventory levels were due primarily to the new aperture mask production lines at the Cortland facility and the acquisition of P.T. Vision-Ease Asia early in 1997. The increased accounts receivable levels were the result of the increased sales. The increased accounts payable balance was due primarily to payables related to the Cortland expansion project and increased raw material requirements to support the higher sales levels. Due primarily to the increases in accounts receivable and inventory, working capital was $71.4 million at September 30, 1997 compared to $41.4 million at December 31, 1996. The current ratio was 2.72 at September 30, 1997, compared to 1.82 at December 31,
1996. The ratio of debt to equity increased to 0.45 at September 30, 1997 compared to 0.12 at December 31,
1996 due to the increased debt levels.

In addition to the $70 million of capital expenditures mentioned above, the Company expects to spend approximately $10 million during the fourth quarter of 1997. The Company has $88 million in revolving credit facilities which will provide the funds needed for capital spending related to the Cortland expansion and the Company's new polycarbonate facility in Ramsey, Minnesota. The Company's $80 million acquisition credit facility will provide funds in the event the Company encounters a strategic acquisition opportunity. As of September 30, 1997, the Company had commitments of approximately $8 million related to capital projects.
The revolving credit facilities along with cash generated from operations should be sufficient to meet the Company's expected future capital and operating requirements.

FOREIGN CURRENCY

Fluctuations in foreign currency exchange rates, principally the German mark versus the U.S. dollar, may affect the Company's financial results. The Company's
German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this represents the most significant element of the Company's exposure to currency rate fluctuations.
This exposure is generally addressed as needed through the purchase of forward contracts and options. As of September 30, 1997, the Company had approximately $8.1 million of outstanding foreign exchange options to exchange U.S. dollars for German marks at a set exchange rate. These options mature at various intervals through March 1998.

Exposure to foreign currency exchange rate fluctuations also may exist with respect to intercompany payables or receivables with the Company's foreign subsidiaries.
The Company minimizes this exposure by holding such balances at low levels.

ENVIRONMENTAL

In July 1997, the Company executed a de minimus settlement agreement with the Envirotek II/Roblin Steel Site PRP Group for a nominal amount in settlement of its liability as a potentially responsible party at this site in Tonawanda, New York. There are no other material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                     Part II:       OTHER INFORMATION

ITEM 1.       With regard to legal proceedings and
              certain environmental matters, see "Management's
              Discussion and Analysis of Financial
              Condition and Results of Operations" on page 10 and Note 6 of the "Notes to Condensed
              Consolidated Financial Statements" on page 7.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS                                                   PAGE
              --------                                                   ----
              10.1  Amendment of the Product Manufacturing and
                    Sales Agreement, dated August 11, 1997, between
                    Polycore Optical, PTE. Ltd. and Vision-Ease
                    Lens, Inc............................................  13

              10.2  Second Declaration of Amendment, dated August 8,
                    1997, to the BMC Industries, Inc. 1994 Stock
                    Incentive Plan.......................................  16

              10.3  Lease, dated October 29, 1997, by and among the
                    Company and Meridian Crossings LLC
                    (d/b/a Told Development Company).....................  17

              11.1  Computation of Net Earnings per Share................  75

              27. Financial Data Schedule (filed only in electronic format)

              99.1  News Release, dated October 22, 1997, announcing the third quarter 1997 operating results.................  76

              99.2  News Release, dated September 5, 1997, announcing
                    quarterly dividend...................................  80

              99.3  News Release, dated August 15, 1997, announcing intent to establish a Brazilian joint venture...............  81

         (b)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and wExchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BMC INDUSTRIES, INC.


                                     /s/ Jeffrey L. Wright
                                     ----------------------------------------
                                     Jeffrey L. Wright
                                     Controller (Principal Accounting Officer)

Dated:   November 14, 1997