Form 10-K405
period 1997-12-31
BMC INDUSTRIES INC/MN/
filed 1998-03-31
CIK 215310

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                      ----------------------------------
                                  FORM 10-K
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________
Commission File No.:  1-8467  _______________________

                             BMC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
MINNESOTA                                                             41-0169210
(State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
 or organization)

ONE MERIDIAN CROSSINGS, SUITE 850, MINNEAPOLIS, MN                         55423
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                               (Zip Code)
Registrant's telephone number, including area code:  (612) 851-6000

                      ----------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
COMMON STOCK                                      NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

                      ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, 26,887,972 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the Common Stock as of such date (based on the closing price of the Common Stock on that date on the New York Stock Exchange), excluding shares deemed beneficially owned by affiliates, was approximately $555 million.

                   DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 (the "1997 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 8, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I


ITEM 1. BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS.

BMC Industries, Inc. is a Minnesota corporation with its executive offices located at One Meridian Crossings, Suite 850, Minneapolis, Minnesota 55423; telephone (612) 851-6000. Unless the context otherwise indicates, the terms "Company" or "BMC" as used herein mean BMC Industries, Inc. and its consolidated subsidiaries.

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

The Company presently is comprised of two business segments, referred to as Precision Imaged Products and Optical Products. Precision Imaged Products is comprised of two units. Mask Operations, the group's principal business, produces aperture masks ("masks"), an integral component of every color television and computer monitor picture tube. The Company, through its Mask Operations, is the only independent mask manufacturer located outside Asia. Buckbee-Mears St. Paul, the second unit of Precision Imaged Products, is a leading domestic producer of precision photo-etched metal parts. These businesses are linked because they share process manufacturing technology and one manufacturing facility. Optical Products, through the Company's Vision-Ease Lens, Inc. subsidiary ("Vision-Ease"), designs, manufactures and distributes polycarbonate, glass and hard-resin plastic ophthalmic lenses. As of December 31, 1997, the Company had 2,597 employees.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Financial information about the Company's business segments for the three most recent fiscal years is contained on pages 38-39 of the 1997 Annual Report, and is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

The Company's business is divided into two business segments: Precision Imaged Products and Optical Products.

                           PRECISION IMAGED PRODUCTS

Precision Imaged Products ("PIP") is comprised of two units, Mask Operations and Buckbee-Mears St. Paul ("BMSP"), which design, manufacture and market precision photo-etched metal parts, including masks, precision electroformed components and precision photo-etched metal products.

PRODUCTS AND MARKETING. Mask Operations is comprised of manufacturing operations in Cortland, New York and Mullheim, Germany. Computer monitor masks produced at the Mullheim facility are inspected at a new inspection facility in Tatabanya, Hungary. BMSP is composed of a manufacturing facility in St. Paul, Minnesota. The Cortland and Mullheim facilities primarily manufacture masks. The St. Paul facility primarily manufactures precision photo-etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. A continuous precision parts etching line at the Company's Mullheim facility also supplies semi-finished precision photo-etched parts, including those for use in lead frames, to the St. Paul facility. Four customers each accounted for more than 10% of PIP's 1997 total revenues, as well as more than 10% of the Company's 1997 total revenues. Thomson, S.A. of France (including its U.S. based operations) accounted for approximately 20% of the Company's 1997 total revenues. Thomson produces televisions in North America and Europe under various trademarks, including RCA and GE. Samsung of South Korea accounted for approximately 16% of the Company's 1997 total revenues.
Philips Components B.V. of the Netherlands and Matsushita of Japan each accounted for approximately 11% of the Company's 1997 total revenues.

Masks are photo-chemically etched fine screen grids found in every color television and computer monitor picture tube. A mask consists of thousands of precise, conically shaped holes designed to focus the electron beam on the proper phosphor color stripe to produce a crisp image. Masks are made from cold rolled steel or invar (a nickel alloy) and range in size from 6 inch to 40 inch diagonal dimensions, with BMC manufacturing masks ranging from 14 inch to 36 inch diagonal dimensions. The Company's facilities employ an automated continuous photochemical etching process originally developed by the Company. Masks are sold directly by the Company to color picture tube manufacturers in North America, Western and Eastern Europe, India and Asia. Mask Operations maintains an in-house sales staff to sell masks directly to its customers. Net sales of masks comprised 61%, 60% and 57% of the Company's consolidated total revenues in 1997, 1996 and 1995, respectively.

In 1986, the Company added a specialized production line at the Mullheim facility. This specialized line is designed to manufacture precision photo-etched components other than masks, such as semiconductor lead frames. During the fourth quarter of 1995, BMSP began producing several demanding precision photo-etched components on this line. BMSP began test production of etched lead frames on this line in 1996. Based on successful testing, the Company invested in additional capital improvements to this line to enable high volume production of lead frames. BMSP also installed state-of-the-art equipment in its St. Paul facility to complete the lead frame manufacturing process. The Company began lead frame qualification during 1997 and made initial sales of lead frames in the fourth quarter of 1997.

In February 1994, the Company initiated construction of a new computer monitor mask production line at its Mullheim facility. The Company's efforts to develop the technology necessary to produce computer monitor masks culminated in the successful start-up of the new production line in the fourth quarter of 1995. The Mullheim facility continued to improve yields and increase volume shipments of computer monitor masks to customers during 1997. Total sales of computer monitor masks in 1997 were over $20 million.

In 1995, the Company announced plans to add two new production lines at the Cortland facility, one for television masks and the other for computer monitor masks. The Company began engineering and construction of this expansion in the third quarter of 1995. The Company completed construction of the television mask line and the computer monitor mask line in the second and third quarters, respectively, of 1997. Following start-up, the Company devoted significant production time to part qualifications, including qualification of computer monitor masks in multiple-up configurations. These two new production lines, along with the new computer monitor mask line in the Mullheim facility increase the total number of Mask Operations' manufacturing lines to eight. Production on these new lines is focused on the growing market for larger size television masks and computer monitor masks.

In order to meet the inspection requirements for computer monitor masks manufactured in Mullheim, Mask Operations established a dedicated, low-cost inspection facility in Tatabanya. This facility allows the Company to provide quick response to its Asian and European customers. The recent expansion also required the hiring and training of a significant number of employees at the Cortland facility. The Cortland facility nearly doubled its number of employees in 1997, which diluted the experience level of employees on all five Cortland production lines. These employees, however, gained significant experience during the third and fourth quarters of 1997 and the Company expects continued progress in 1998.

During 1997, the Company continued its efforts to enhance operations and improve revenues and profits. The Company invested significant production time on its computer monitor mask lines to qualification of masks in multiple-up configurations, which increase output and profitability. The Company was successful in qualifying a number of these parts in multiple-up configurations in 1997. The Company is also seeking to improve operating results through greater use of automation. Automated material handling systems were implemented on three of Mask Operations' lines during 1997. Three more systems installations are planned in 1998. In addition, the Company is continuing development of automated inspection technology.

The Company is engaged in ongoing efforts to develop the manufacturing and technical expertise necessary to produce masks for high definition television ("HDTV"). As a result, the Company has delivered limited quantities of prototype HDTV masks to customers engaged in HDTV research and development. The Company achieved additional milestones in 1997 with the ISO 9002 re-certification at both the Mullheim and Cortland facilities.

Products manufactured at BMSP include precision photo-etched metal parts and precision electroformed components. The Company sells these components both by in-house sales personnel and manufacturers representatives for use in the electrical, automotive, filtration, health care and semiconductor industries. BMSP's products currently include switch contacts, ignition components, medical device components, reusable filtration devices, precision sorting sieves and etched lead frames.

During 1997, BMSP began implementing a strategy for growth through joint research and product development with large end-product manufacturers. The Company was successful in reaching co-development agreements with several leading suppliers to the automotive, healthcare and other industries.

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

The Company is one of only five independent mask manufacturers in the world and the only independent mask manufacturer with production facilities outside Asia. In addition, several color picture tube manufacturers operate captive mask production facilities. State directed ventures operate in China. Approximately 85% of the global mask market is supplied by independent mask manufacturers, with BMC among the largest at an estimated 19% market share (32% television/4% monitor).

Many producers compete in the market for precision photo-etched metal parts produced by BMSP; there is no clear market share leader. The Company sells its precision photo-etched metal and electroformed parts to approximately 200 industrial users.

SUPPLIES. Each of the PIP operations has available multiple sources of raw materials needed to manufacture its products. The Cortland facility imports from Japan and Germany all of its steel and invar requirements necessary in the manufacture of its products. The Mullheim facility obtains a majority of its steel and invar requirements from Germany, but obtains a portion of its requirements from Japan. Importation of such steel into the United States is subject to restrictions imposed by U.S. federal trade legislation and regulations, but the Company does not anticipate difficulty in obtaining this or any other raw materials.

BACKLOG. As of December 31, 1997, the firm backlog of PIP sales orders was $22.4 million, compared with $17.3 million as of December 31, 1996. The Company expects that all of the December 31, 1997 backlog orders will be filled within the current fiscal year.

ENVIRONMENTAL. The chemical etching of metals, which is performed by all PIP operations, requires the Company to utilize chemical substances which must be handled in accordance with applicable laws and regulations. The etching processes also generate wastewater and wastes, some of which are classified
as hazardous under applicable environmental laws and regulations.   The
wastewater is treated using on-site wastewater treatment systems. The Company employs systems for either disposing of wastes in accordance with applicable laws or regulations or recycling the chemicals it utilizes through the manufacturing process. The wastes and the wastewater treatment systems are monitored by environmental agencies to ensure compliance with applicable standards. Generation of waste requires that the Company maintain responsibility for the waste even after proper disposal. As of March 10, 1998, the Company is involved in a total of five (5) sites where environmental investigations are occurring and final settlement has not been reached, of which three (3) relate to the PIP division and two (2) relate to the Optical Products division. See "Optical Products -- Environmental" for a discussion of the sites relating to the Optical Products division.

During 1997, the Company settled its liability for a site which the Environmental Protection Agency (the "EPA") previously identified the Company as a potentially responsible party ("PRP"). The Company executed a de micromis settlement agreement for its liability at another site in February 1998. The Company's liability at both of these sites was nominal.

In addition to the above sites, the Company has been named as a defendant by parties identified as PRP's for a site in Cortland, New York. The Company believes it is not responsible for contamination at this site and is committed to a vigorous defense of this case. It is impossible at this time to predict the likely outcome of this matter or the Company's exposure if this case is decided adversely. It is not currently anticipated, however, that this case, or the Company's share of the costs of environmental remediation activities for any of the sites discussed above, will have a materially adverse effect on the financial condition or results of operations of the Company.

PIP estimates that in 1997 and 1996 it incurred approximately $5.8 million and $5.1 million, respectively, in expenditures (including capital expenditures) related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, it estimates that it will make approximately $7.8 million and $10.8 million in capital expenditures for environmental control facilities during 1998 and 1999, respectively.

SEASONALITY. The Company's revenues and earnings from PIP are generally lower in the first and third quarters due to maintenance shutdowns at the Company's Cortland and Mullheim facilities, and the BMSP facility during the third quarter. Also, the seasonality of televisions and computer monitors, the end products of masks, moderately affects the Company's annual earnings pattern.

                               OPTICAL PRODUCTS

Optical Products, operating under the Vision-Ease Lens trade name, is a major U.S. manufacturer and distributor of ophthalmic lenses, with group headquarters located in Brooklyn Park, Minnesota. Vision-Ease includes manufacturing operations located in Brooklyn Center, Ramsey and St. Cloud, Minnesota and Jakarta, Indonesia. Vision-Ease also has 15 distribution centers in the U.S., Canada and England.

PRODUCTS AND MARKETING. Ophthalmic lenses are manufactured from three principal materials: polycarbonate ("poly"), glass and hard-resin plastic. Hard-resin plastic lenses include both standard plastic lenses and high-index plastic lenses. Semi-finished lenses are sold to independent wholesale optical laboratories or retail outlets with on-site laboratories, which then finish the lens by grinding and polishing the inside surface of the lens according to the prescription provided by the optometrist or ophthalmologist. After processing, the lens is edged and inserted into the frame by either the wholesale laboratory or the retail optical dispenser. Finished single-vision lenses are also sold to wholesale and retail laboratories. These finished lenses are ready to be edged and inserted into the frame without laboratory surfacing.

Vision-Ease manufactures finished and semi-finished single-vision and semi-finished multi-focal poly lenses, including progressive addition multi-focal lenses, at its Brooklyn Center and Ramsey facilities.
Progressive addition multi-focal lenses provide a gradual transition from distance to near viewing without the line or visual "jump" generally associated with a multi-focal lens. During the third quarter of 1997, Vision-Ease completed construction of a new $10 million polycarbonate manufacturing facility in Ramsey, Minnesota. The new facility will also be used for centralized distribution and increased research and development activities. In order to ensure minimal interruption of polycarbonate manufacturing the transfer of manufacturing from the Brooklyn Center facility to the Ramsey facility has been implemented in stages, which should be completed during the second quarter of 1998. The Company produces semi-finished glass multi-focal and finished and semi-finished single-vision lenses at its St. Cloud and Indonesian joint venture facilities. The Jakarta facility is operated through a majority-owned joint venture and provides an alternative, low cost source for glass lenses.

In 1997, the Company closed its Ft. Lauderdale, Florida facility, at which Vision-Ease manufactured semi-finished hard-resin plastic multi-focal and single-vision lenses. A portion of hard-resin plastic lens manufacturing has been transferred to the St. Cloud facility. The remainder of the Company's requirements for hard-resin plastic lenses will be supplied through the Company's original equipment manufacturer supply agreement with a low cost Southeast Asian manufacturer. The Company entered into this supply agreement in 1994 and, in 1997, Vision-Ease extended the agreement until June 2000.

Vision-Ease has commitments to buy approximately $21.5 million of lenses under this agreement from January 1998 through June 2000. The Southeast Asian manufacturer began significant shipments of hard-resin lenses to Vision-Ease in late 1995. This sourcing arrangement allows Vision-Ease to focus manufacturing capabilities on higher-margin products within this segment and to be cost-competitive on mid-range, lower-margin products.

Over the last three years, the Company has made increasing investments in process and product development, particularly in poly lens development and other higher margin products. The result has been the introduction of several new products in 1995 and 1996, including VersaLite-Registered Trademark- 1.0 (a thin and light single-vision lens); VersaLite-Registered Trademark- SunRx-Registered Trademark- (a premium glare reducing sun lens); a durable, abrasion-resistant OnGuard-Registered Trademark- coating; and progressive SunRx-Registered Trademark- lenses. In 1997, Vision-Ease enhanced the VersaLite-Registered Trademark- product line with the introduction of several line expansions to better satisfy customer demand. Vision-Ease also introduced a premium line of poly lenses bearing the Tegra-Registered Trademark- trade name. Tegra-Registered Trademark- lenses have an advanced aspheric design, super hard scratch resistant coating and other distinctive features. In addition, Vision-Ease made substantial progress in a new lamination system for the fabrication of finished polycarbonate multi-focal lenses. Vision-Ease will continue to make significant investments in lens development, lens design and coatings for all lens materials.

Vision-Ease markets its optical products to more than 750 wholesalers and retailers in the U.S. and to more than 60 in international markets. No single customer of Vision-Ease accounted for more than 10% of the Company's total revenues in 1997, but one customer, Precision LensCrafters, accounted for approximately 10% of Vision-Ease's total revenues in 1997. Precision LensCrafters operates retail chain outlets throughout the United States and is headquartered in Cincinnati, Ohio. During 1997, Vision-Ease completely reorganized its sales and marketing forces for the first time in two decades. Vision-Ease organized its sales force on the basis of key accounts and market segments. Vision-Ease's independent sales representatives were transitioned to the internal sales organization. Vision-Ease also added new personnel to the sales and marketing team and expanded its marketing department and expenditures, particularly in connection with the introduction of the Tegra-Registered Trademark- product line.

In 1995, Vision-Ease acquired a British lens distributor as a vehicle to expand its European distribution capabilities. This acquisition has continued to contribute to increased European sales.

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

COMPETITION. Competition in the ophthalmic industry with respect to all of the products described above is intense, with approximately 70% of the U.S. lens market supplied by Sola International Inc. and Essilor International Compagnie Generale d'Optique. The principal methods of competition in the industry are product offerings, pricing, product quality and customer service, particularly with respect to turnaround time from order to shipment. The Company competes on each of these methods. Vision-Ease continues to investigate all low-cost manufacturing opportunities to increase its competitiveness.

SUPPLIES. Vision-Ease has available multiple sources of the raw materials required to manufacture all of its products, with the exception of (i) the monomer required in the production of standard hard-resin plastic lenses, which is available domestically only through Pittsburgh Plate Glass Industries, Inc. and Akzo Chemie America, (ii) the monomer required in the production of high-index plastic lenses, available from several Japanese companies, and (iii) photochromic glass blanks used in producing photochromic glass lenses, which are available domestically only from Corning Glass. Although the Company's principal supplier of standard monomer is Akzo Chemie America, the products of both domestic suppliers are qualified for use in the Company's production process. Alternate offshore supplies of both standard monomer and photochromic glass blanks are available in the event of any disruption of supplies from domestic sources.

BACKLOG AND INVENTORY. Due to the importance to the ophthalmic industry of rapid turnaround time from order to shipment, the backlog of sales orders is not material. Due to the large number of stock-keeping units required, there is a need to maintain a significant amount of inventory in order to satisfy rapid response time.

ENVIRONMENTAL. As part of its lens manufacturing processes, the Company utilizes hazardous chemical substances, which must be handled in accordance with applicable laws and regulations. The lens manufacturing processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The Company employs systems for either disposing of such wastes in accordance with applicable laws and regulations, or recycling the chemicals it utilizes through the manufacturing process. The wastes and the wastewater treatment systems are monitored by environmental agencies to assure compliance with applicable standards. The wastes generated by Vision-Ease operations must be managed and disposed of properly and the Company retains responsibility for those wastes even after proper disposal. As of March 10, 1998, the Company is involved in a total of five (5) sites where environmental investigations are occurring and final settlement has not been reached, of which three (3) relate to the PIP division and two (2) relate to the Optical Products division. See "Precision Imaged Products -- Environmental" for a discussion of the sites relating to the PIP division.

In addition to the above sites, the Company has continued its site investigations at its former Ft. Lauderdale facility. The Company submitted its test results for the site to the state regulatory agency for approval of the scope and completion of testing. The Company's consultant has indicated that it is reasonably probable that some type of remediation will be required and has provided the Company an approximate cost range for that remediation. Based on the consultant's estimates, and in accordance with generally accepted accounting principles, the Company has reserved its best estimate of potential remediation costs. As the source of any contamination predates the Company's ownership and operation of this facility, the Company also intends to seek indemnification for site costs from the former owner and operator of the site. Because the governmental bodies have not yet identified the full extent of any remedial actions, it is still impossible at this time to predict the likely outcome of the Ft. Lauderdale matter, as well as the additional five sites discussed above, or the Company's exposure if any of these cases are decided adversely. It is not currently anticipated, however, that the Company's share of the costs of environmental remediation activities for any of the sites will have a materially adverse effect on the financial condition or results of operations of the Company.

Vision-Ease estimates that in 1997 and 1996 it incurred approximately $175,000 and $449,000, respectively, in expenditures (including capital expenditures) related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, it estimates that it will make approximately $193,000 in capital expenditures for environmental control facilities during 1998.

SEASONALITY. The Company's earnings from Optical Products are generally lower in the first quarter due to the seasonality of eyeglasses, the end product of the Company's lenses.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

Financial information about the Company's foreign and domestic operations and export sales for the three most recent fiscal years is contained on page 39 of the 1997 Annual Report, and is incorporated herein by reference.

                   FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K, as well as other communications, including other filings with the Securities and Exchange Commission, reports to shareholders, news releases and presentations to securities analysts or investors, contains certain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to non-historical information and are subject to certain risks and uncertainties that could cause, and in certain circumstances, have caused actual results to differ materially from those reflected in the forward-looking statements. Recipients of this information should not place undo reliance on any such forward-looking statements. The basis on which forward-looking statements are made and correlating factors that might cause a different result include, but are not limited to, the items listed below. These factors, however, should not be considered an exhaustive list. Further, the Company does not undertake the responsibility to update any forward looking statement that may be made from time to time by or on behalf of the Company.

START-UP/RAMP-UP OF EXPANSION PROJECTS. The Company's projections contain assumptions regarding the financial impact resulting from continued improvement in yields and sales from Mask Operations' two new mask manufacturing lines at the Cortland, New York facility and the new computer monitor mask line in Mullheim, Germany. BMSP is expecting increased earnings from its entry into the lead frame market and from successful implementation of co-development agreements with large end product manufacturers. In addition, the Company's projections contain assumptions regarding the financial impact resulting from the transfer of polycarbonate manufacturing to the new Vision-Ease facility in Ramsey, Minnesota. The Company believes this new, state-of-the-art facility will allow Vision-Ease to manufacture polycarbonate eyewear lenses and distribute Vision-Ease's entire product line of polycarbonate, hard-resin plastic and glass lenses in a more efficient and productive environment. There are many risk factors inherent with any expansion start-up that could result in delayed or lower than anticipated positive financial results, including lower production yields, the ability to manufacture new products to customer specifications, the ability to qualify masks in multiple-up configurations and the ability of new employees to move quickly up the learning curve. The expansion projects include other risks, such as a higher level of operating expenses, the ability to penetrate existing markets, success of new products, such as Tegra-Registered Trademark-, assumptions regarding customer demand and the complexities associated with managing a growing organization.

ECONOMY/DEMAND. Many economic factors could adversely affect the Company's projected results. The Company's principal customers for masks are television and computer monitor tube manufacturers. Changes in announced tube capacity, overall demand for televisions and computer monitors, as well as increased capacity by Mask Operations' competitors, could have a significant impact on the Company's results. The computer monitor market is continually changing as new technology emerges and the average price of computer systems continues to fall. This trend has a significant impact on the computer monitor mask market due to both price pressure and the need to continually qualify new masks as customer specifications change. Mask Operations' ability to meet these changing market demands in a timely fashion could adversely affect the Company's financial results. In addition, as new technologies such as liquid crystal, plasma and other flat panel displays are created and introduced to the consumer market, demand for the Company's products may change. The Company's principal customers for Optical Products are ophthalmic laboratories and retail dispensers throughout the world. As new products are created and introduced to the consumer market, or if consumers make a major shift to contact lenses, demand for the Company's current optical products could change. Changes in medical technology, such as increased use of laser surgery to correct vision problems, could also significantly impact future results.

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

FOREIGN CURRENCY. The Company transacts business in currencies other than U.S. dollars. The primary currencies used include the German mark, Japanese yen, British pound, Canadian dollar, Hungarian forint and Indonesian rupiah. The Company's primary competitors in the mask market are located in Japan. Changes in the currency exchange rates between the U.S. dollar and the German mark compared to the Japanese yen affect Mask Operations' pricing competitiveness. Although the Company takes steps to reduce its risk, the Company is subject to the risk of adverse fluctuations in currency exchange rates, which could result in pricing pressures and reductions in profitability due to currency conversion or translation.

INTERNATIONAL MARKETS. Mask Operations has a manufacturing facility located in Mullheim, Germany and has established a computer monitor mask inspection facility in Tatabanya, Hungary. Vision-Ease has an original equipment supply agreement with a hard-resin plastic lens manufacturer in Southeast Asia and a joint venture in Indonesia for glass lens manufacturing. In addition, the Company has many international customers. The Company's international operations could be adversely affected by governmental regulations, political instability, economic changes or instability and competitive conditions in other countries in which it conducts business.

ITEM 2.  DESCRIPTION OF PROPERTY

The locations of the Company's principal production facilities are as follows:

                                                              Approximate Square
Location                           Principal Use                Feet of Space
--------                           --------------             ------------------
Owned:
     Ramsey, MN                    Optical Products                150,000
     St. Cloud, MN                 Optical Products                 94,000
     Mullheim, Germany             Precision Imaged Products       170,000
     Cortland, NY                  Precision Imaged Products       363,000
     Tatabanya, Hungary            Precision Imaged Products        51,000

Leased:
     St. Paul, MN                  Precision Imaged Products       131,000
     Brooklyn Center, MN           Optical Products                 43,000
     Jakarta, Indonesia            Optical Products                 20,000

The Company leases approximately 11,100 square feet in suburban Minneapolis, Minnesota for its corporate administrative offices. The Company leases approximately 8,000 square feet in Brooklyn Park, Minnesota for the administrative offices of Vision-Ease. The Company's leases in Jakarta, St. Paul and Brooklyn Center expire in January 2000, February 1999 and March 1998, respectively.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 24, 1998 are as follows:


                              Date First
                             Elected or
                             Appointed as
                             an Executive
Name (Age)                     Officer         Title
----------                  --------------     -----

Paul B. Burke (42)          August 1985        Chairman of the
                                               Board, President and Chief
                                               Executive Officer

Jon A. Dobson (31)          December 1997      General Counsel and Secretary

William A. Guernsey (46)    November 1997      Senior Vice President,
                                               Corporate Development

Jeffrey J. Hattara (41)     January 1998       Vice President,
                                               Finance and Administration and
                                               Chief Financial Officer

Jeffrey L. Wright (35)      January 1996       Corporate Controller


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

Mr. Burke is also a director of the Company. Mr. Burke joined the Company as Associate General Counsel in June 1983, and became Vice President, Secretary and General Counsel in August 1985. In November 1987, he was appointed Vice President, Ft. Lauderdale Operations of the Company's Vision-Ease Lens division and in May 1989, he was appointed President of Vision-Ease Lens. In May 1991, Mr. Burke was elected President and Chief Operating Officer of the Company, and in July 1991, he became President and Chief Executive Officer. Mr. Burke was appointed Chairman of the Board in May 1995.

Mr. Dobson joined the Company in April 1995 as Director of Legal Services. In December 1997, he was appointed General Counsel and Secretary. Prior to joining the Company, Mr. Dobson was an associate with Lindquist & Vennum PLLP, a Minneapolis law firm, practising exclusively in corporate and securities law.

Mr. Guernsey joined the Company in July 1992 as President, Mask Operations. He was appointed Senior Vice President, Corporate Development in November 1997. Prior to joining the Company, Mr. Guernsey held management positions with several manufacturing companies, most recently as Vice President and General Manager of Allis Mineral Systems, a U.S. division of Swedish based Svedala Industries.

Mr. Hattara joined the Company in January 1998 as Vice President, Finance and Administration and Chief Financial Officer. From 1978 to January 1998, he served in several positions at USG International, Inc., most recently as Director of Finance, USG Interiors, Inc.

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

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

"Price Range of Common Stock" on page 41 of the 1997 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

"Historical Financial Summary" on page 24 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 25-28 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes on pages 29-39 and the Report of its Independent Auditors on page 40 of the 1997 Annual Report are incorporated herein by reference, as is the unaudited information under the caption "Selected Quarterly Data" on page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

(a)  DIRECTORS OF THE REGISTRANT

     The information under the caption "Election of Directors" on pages 2-3 of the 1998 Proxy Statement is incorporated herein by reference.

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers of the Company is included in this report under Item 4A, "Executive Officers of the Registrant".

(c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" on pages 7-14 and "Election of Directors - Information About the Board and Its Committees" on pages 3 and 4 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5-6 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions" on page 15 of the 1998 Proxy Statement is incorporated herein by reference.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS:

          The following items are incorporated herein by reference from the pages indicated in the Registrant's 1997 Annual Report:

          Consolidated Financial Statements:                              Page:
          ----------------------------------                              -----
          Consolidated Statements of Earnings for the Years Ended
          December 31, 1997, 1996, and 1995.............................     29

          Consolidated Balance Sheets as of December 31, 1997 and 1996..     30

          Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1997, 1996, and 1995.......................     31

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996, and 1995.............................     32

          Notes to Consolidated Financial Statements....................  33-39

          Report of Independent Auditors................................     40

          Selected Quarterly Financial Data (unaudited).................     42

     2.   FINANCIAL STATEMENT SCHEDULE:

          The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referenced above:

                                                                          Page:
                                                                          -----
          II   -   Valuation and Qualifying Accounts....................     17

          Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

     3.   EXHIBITS:

          Reference is made to the Exhibit Index hereinafter contained on pages 19-30 of this Form 10-K.

          A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 13, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Investor Relations Department, BMC Industries, Inc., One Meridian Crossings, Suite 850, Minneapolis, MN 55423.

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

          b) 1996 Management Incentive Bonus Plan Summary (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
               (File No. 1-8467)).

          c) 1997 Management Incentive Bonus Plan Summary (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997 (File No. 1-8467)).

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

          f) Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998) (filed herewith as Exhibit 10.7).

          g) BMC Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-8467)).

          h) First and Second Declaration of Amendment, effective March 15, 1991 and June 3, 1991, respectively, to BMC Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991
               (File No. 1-8467)).

          i) Third Declaration of Amendment, effective as of January 1, 1992, to BMC Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8467)).

          j) Fourth Declaration of Amendment, effective as of June 30, 1992, to BMC Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8467)).

          k) BMC Industries, Inc. Profit Sharing Plan 1994 Revision, as amended (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).

          l) First Declaration of Amendment, dated December 16, 1996, to the BMC Industries, Inc. Profit Sharing Plan 1994 Revision (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467)).

          m) Second Declaration of Amendment, dated May 2, 1997, to the BMC Industries, Inc. Profit Sharing Plan 1994 Revision (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997
               (File No. 1-8467).

          n) Third Declaration of Amendment, dated February 28, 1998, to the BMC Industries, Inc. Profit Sharing Plan 1994 Revision (filed herewith as Exhibit 10.15).

          o) BMC Industries, Inc. Savings Plan 1994 Revision, as amended (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).

          p) First Declaration of Amendment, dated March 29, 1996, to the BMC Industries, Inc. Savings Plan 1994 Revision (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
               (File No. 1-8467)).

          q) Second Declaration of Amendment, dated December 16, 1996, to the BMC Industries, Inc. Savings Plan 1994 Revision (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467)).

          r) Third Declaration of Amendment, dated February 28, 1998, to the BMC Industries, Inc. Savings Plan 1994 Revision (filed herewith as Exhibit 10.19).

          s) Restated and Amended Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467)).

          t) Form of Change of Control Agreement entered into between the Company and Messrs. Burke and Wright (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467)).

          u) Form of Change of Control Agreement entered into between the Company and Messrs. Dobson and Hattara (filed herewith as
               Exhibit 10.47).

          v)   1994 Stock Incentive Plan (incorporated by reference to
               Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

          w) Amendment No. 1 to the 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-8467)).

          x) Amendment No. 2 to the 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
               (File No. 1-8467)).

          y) BMC Stock Option Exercise Loan Program, as revised December 14, 1994 (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467)).

          z) BMC Industries, Inc. Benefit Equalization Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993
               (File No. 1-8467)).

          aa) Employment Severance Agreement by and between the Company and Jeffrey J. Hattara, dated January 26, 1998 (filed herewith as
               Exhibit 10.48).

(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

(c)  EXHIBITS

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  FINANCIAL STATEMENT SCHEDULES

     The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule II
Valuation and Qualifying Accounts
Years Ended December 31

(in thousands)

                                                           Additions
                                            Balance       Charged to                     Translation      Balance
                                           Beginning       Costs and                     Adjustment       End of
                                            of Year        Expenses      Deductions       and Other         Year
-----------------------------------------------------------------------------------------------------------------
 1997

-----------------------------------------------------------------------------------------------------------------
 Allowance for                               $1,513         $  321         $  933           ($10)         $  891
 doubtful accounts
-----------------------------------------------------------------------------------------------------------------
 Allowance for                                  817          1,559          1,088            (61)          1,227
 merchandise returns
-----------------------------------------------------------------------------------------------------------------
                                             $2,330         $1,880         $2,021           ($71)         $2,118

-----------------------------------------------------------------------------------------------------------------
 Inventory reserves                          $6,949         $1,049           $335          ($242)         $7,421

-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
 1996

-----------------------------------------------------------------------------------------------------------------
 Allowance for
 doubtful accounts                           $1,863         $  388         $  730            ($8)         $1,513
-----------------------------------------------------------------------------------------------------------------
 Allowance for
 merchandise returns                            773            930            857            (29)            817
-----------------------------------------------------------------------------------------------------------------
                                             $2,636         $1,318         $1,587           ($37)         $2,330

-----------------------------------------------------------------------------------------------------------------
 Inventory reserves                          $3,815         $3,040           $161           $255          $6,949

-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
 1995

-----------------------------------------------------------------------------------------------------------------
 Allowance for
 doubtful accounts                           $1,461         $1,206         $  823            $19          $1,863
-----------------------------------------------------------------------------------------------------------------
 Allowance for
 merchandise returns                            563          1,580          1,394             24             773
-----------------------------------------------------------------------------------------------------------------
                                             $2,024         $2,786         $2,217            $43          $2,636
-----------------------------------------------------------------------------------------------------------------
 Inventory reserves                          $2,998         $1,068           $296            $45          $3,815
-----------------------------------------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 31, 1998, on its behalf by the undersigned, thereunto duly authorized.

                               BMC INDUSTRIES, INC.

                               By /s/ Jeffrey J. Hattara
                                  --------------------------------------------
                                  Jeffrey J. Hattara
                                  Vice President of Finance and
                                  Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature            Title

/s/ Paul B. Burke              Chairman of the Board, President and Chief
--------------------------     Executive Officer (Principal Executive Officer)
Paul B. Burke

/s/ Jeffrey J. Hattara         Vice President of Finance and Administration
--------------------------     and Chief Financial Officer (Principal Financial
Jeffrey J. Hattara             Officer)


/s/ Jeffrey L. Wright          Corporate Controller (Principal Accounting
--------------------------     Officer)
Jeffrey L. Wright

/s/ Lyle D. Altman             Director
--------------------------
Lyle D. Altman

/s/ John W. Castro             Director
--------------------------
John W. Castro

/s/ Joe E. Davis               Director
--------------------------
Joe E. Davis

/s/ Harry A. Hammerly          Director
--------------------------
Harry A. Hammerly

                               BMC Industries, Inc.
                   Exhibit Index to Annual Report on Form 10-K
                       For the Year Ended December 31, 1997


Exhibit No.                             Exhibit Method of Filing
-----------                             ------------------------

    3.1       Second Restated             Incorporated by reference to
              Articles                    Exhibit 3.1 to the Company's
              of Incorporation of         Annual Report on Form 10-K for
              the Company, as             the year ended December 31,
              amended.                    1994 (File No. 1-8467).

    3.2       Amendment to the            Incorporated by reference to
              Second Restated             Exhibit 3.2 to the Company's
              Articles of                 Annual Report on Form 10-K for
              Incorporation, dated        the year ended December 31,
              May 8, 1995.                1994 (File No. 1-8467).

    3.3       Amendment to the            Incorporated by reference to
              Second Restated             Exhibit 3.1 to the Company's
              Articles of                 quarterly report on Form 10-Q
              Incorporation, dated        for the quarter ended
              October 30, 1995.           September 30, 1995
                                          (File No. 1-8467).

    3.4       Restated Bylaws of the      Incorporated by reference to
              Company, as amended.        Exhibit 3.4 to the Company's
                                          Annual Report on Form 10-K for
                                          the year ended December 31,
                                          1994 (File No. 1-8467).

    3.5       Amendment to the            Filed Electronically herewith.
              Restated Bylaws of the
              Company.

    4.1       Specimen Form of the        Incorporated by reference to
              Company's Common Stock      Exhibit 4.3 to the Company's
              Certificate.                Registration Statement on Form
                                          S-2 (File No. 2-83809).

    10.1      1984 Omnibus Stock          Incorporated by reference to
              Program, as amended         Exhibit 10.1 to the Company's
              effective December 19,      Annual Report on Form 10-K for
              1989.                       the year ended December 31,
                                          1989 (File No. 1-8467).



    10.2      1995 Management             Incorporated by reference to
              Incentive Bonus Plan        Exhibit 10.3 to the Company's
              Summary.                    Annual Report on Form 10-K for
                                          the year ended December 31,
                                          1994 (File No. 1-8467).

    10.3      1996 Management             Incorporated by reference to
              Incentive Bonus Plan        Exhibit 10.3 to the Company's
              Summary.                    Annual Report on Form 10-K for
                                          the year ended December 31,
                                          1995 (File No. 1-8467).

    10.4      1997 Management             Incorporated by reference to
              Incentive Bonus Plan        Exhibit 10.1 to the Company's
              Summary.                    Quarterly Report on Form 10-Q
                                          for the quarter ended March
                                          31, 1997 (File No. 1-8467).

    10.5      Interest Rate               Incorporated by reference to
              Supplement Program.         written description thereof on
                                          page 10 of the Company's Proxy
                                          Statement dated March 22, 1991
                                          (File No. 1-8467).

    10.6      Revised Executive           Incorporated by reference to
              Expense Policy              Exhibit 10.7 to the Company's
              (effective as of            Annual Report on Form 10-K for
              January 1, 1993).           the year ended December 31,
                                          1991 (File No. 1-8467).

    10.7      Revised Executive           Filed Electronically herewith.
              Perquisite/Flex Policy
              (effective as of
              January 1, 1998).

    10.8      BMC Industries, Inc.        Incorporated by reference to
              Supplemental Executive      Exhibit 10.10 to the Company's
              Retirement Plan.            Annual Report on Form 10-K for
                                          the year ended December 31,
                                          1988 (File No. 1-8467).



    10.9      First and Second            Incorporated by reference to
              Declaration of              Exhibit 10.9 to the Company's
              Amendment, effective        Annual Report on Form 10-K for
              March 15, 1991 and          the year ended December 31,
              June 3, 1991,               1991 (File No. 1-8467).
              respectively, to BMC
              Industries, Inc.
              Supplemental Executive
              Retirement Plan.

    10.10     Third Declaration of        Incorporated by reference to
              Amendment, effective        Exhibit 10.9 to the Company's
              as of January 1, 1992,      Annual Report on Form 10-K for
              to BMC Industries,          the year ended December 31,
              Inc. Supplemental           1992 (File No. 1-8467).
              Executive Retirement
              Plan.

    10.11     Fourth Declaration of       Incorporated by reference to
              Amendment, effective        Exhibit 10.10 to the Company's
              as of June 30, 1992,        Annual Report on Form 10-K for
              to BMC Industries,          the year ended December 31,
              Inc. Supplemental           1992 (File No. 1-8467).
              Executive Retirement
              Plan.

    10.12     BMC Industries, Inc.        Incorporated by reference to
              Profit Sharing Plan         Exhibit 10.10 to the Company's
              1994 Revision, as           Annual Report on Form 10-K for
              amended.                    the year ended December 31,
                                          1994 (File No. 1-8467).

    10.13     First Declaration of        Incorporated by reference to
              Amendment, dated            Exhibit 10.11 to the Company's
              December 16, 1996, to       Annual Report on Form 10-K for
              the BMC Industries,         the year ended December 31,
              Inc. Profit Sharing         1996 (File No. 1-8467).
              Plan 1994 Revision.

    10.14     Second Declaration of       Incorporated by reference to
              Amendment, dated May        Exhibit 10.2 to the Company's
              2, 1997, to the BMC         Quarterly Report on Form 10-Q
              Industries, Inc.            for the quarter ended June 30,
              Profit Sharing Plan         1997 (File No. 1-8467).
              1994 Revision.



    10.15     Third Declaration of        Filed Electronically herewith.
              Amendment, Dated
              February 28, 1998, to
              the BMC Industries,
              Inc. Profit Sharing
              Plan 1994 Revision.

    10.16     BMC Industries, Inc.        Incorporated by reference to
              Savings Plan 1994           Exhibit 10.11 to the Company's
              Revision, as amended.       Annual Report on Form 10-K for
                                          the year ended December 31,
                                          1994 (File No. 1-8467).

    10.17     First Declaration of        Incorporated by reference to
              Amendment, dated March      Exhibit 10.2 to the Company's
              29, 1996, to the BMC        Quarterly Report on Form 10-Q
              Industries, Inc.            for the quarter ended June 30,
              Savings Plan 1994           1996 (File No. 1-8467).
              Revision.

    10.18     Second Declaration of       Incorporated by reference to
              Amendment, dated            Exhibit 10.14 to the Company's
              December 16, 1996, to       Annual Report on Form 10-K for
              the BMC Industries,         the year ended December 31,
              Inc. Savings Plan 1994      1996 (File No. 1-8467).
              Revision.

    10.19     Third Declaration of        Filed Electronically herewith.
              Amendment, dated
              February 28, 1998, to
              the BMC Industries,
              Inc. Savings Plan 1994
              Revision.

    10.20     Restated and Amended        Incorporated by reference to
              Directors' Deferred         Exhibit 10.15 to the Company's
              Compensation Plan.          Annual Report on Form 10-K for
                                          the year ended December 31,
                                          1996 (File No. 1-8467).

    10.21     1994 Stock Incentive        Incorporated by reference to
              Plan.                       Exhibit 10.12 to the Company's
                                          Annual Report on Form 10-K for
                                          the year ended December 31,
                                          1993 (File No. 1-8467).



    10.22     First Declaration of        Incorporated by reference to
              Amendment to the BMC        Exhibit 10.3 to the Company's
              Industries, Inc. 1994       Quarterly Report on Form 10-Q
              Stock Incentive Plan.       for the quarter ended June 30,
                                          1996 (File No. 1-8467).

    10.23     Second Declaration of       Incorporated by reference to
              Amendment, dated            Exhibit 10.2 to the Company's
              August 8, 1997, to the      Quarterly Report on Form 10-Q
              BMC Industries, Inc.        for the quarter ended
              1994 Stock Incentive        September 30, 1997
              Plan.                       (File No. 1-8467).

    10.24     BMC Stock Option            Incorporated by reference to
              Exercise Loan Program,      Exhibit 10.15 to the Company's
              as revised                  Annual Report on Form 10-K for
              December 14, 1994.          the year ended December 31,
                                          1994 (File No. 1-8467).

    10.25     BMC Industries, Inc.        Incorporated by reference to
              Benefit Equalization        Exhibit 10.14 to the Company's
              Plan.                       Annual Report on Form 10-K for
                                          the year ended December 31,
                                          1993 (File No. 1-8467).

    10.26     Lease Agreement, dated      Incorporated by reference to
              November 20, 1978,          Exhibit 10.9 to the Company's
              between Control Data        Registration Statement on Form
              Corporation and the         S-2 (File No. 2-79667).
              Company.

    10.27     Amendment to Lease          Incorporated by reference to
              Agreement, dated            Exhibit 10.24 to the Company's
              December 27, 1983,          Annual Report on Form 10-K for
              between Control Data        the year ended December 31,
              Corporation and the         1983 (File No. 1-8467).
              Company.

    10.28     Amendment to Lease          Incorporated by reference to
              Agreement, dated April      Exhibit 10.15 to the Company's
              9, 1986, between            Annual Report on Form 10-K for
              Control Data                the year ended December 31,
              Corporation and the         1987 (File No. 1-8467).
              Company.



    10.29     Amendment to Lease          Incorporated by reference to
              Agreement, dated April      Exhibit 10.14 to the Company's
              12, 1989, between GMT       Annual Report on Form 10-K for
              Corporation (as             the year ended December 31,
              successor in interest       1989 (File No. 1-8467).
              to Control Data
              Corporation) and the
              Company.

    10.30     Amendment to Lease          Incorporated by reference to
              Agreement, dated March      Exhibit 10.15 to the Company's
              19, 1990, between GMT       Annual Report on Form 10-K for
              Corporation and the         the year ended December 31,
              Company.                    1989 (File No. 1-8467).

    10.31     Amendment to Lease          Incorporated by reference to
              Agreement, dated May        Exhibit 10.20 to the Company's
              17, 1993, between GMT       Annual Report on Form 10-K for
              Corporation and the         the year ended December 31,
              Company.                    1993 (File No. 1-8467).

    10.32     Amendment of Lease,         Incorporated by reference to
              dated April 6, 1994 by      Exhibit 10.23 to the Company's
              and between GMT             Annual Report on Form 10-K for
              Corporation and the         the year ended December 31,
              Company.                    1994 (File No. 1-8467).

    10.33     Waiver of Condition         Incorporated by reference to
              Precedent, dated July       Exhibit 10.24 to the Company's
              29, 1994, by and            Annual Report on Form 10-K for
              between GMT                 the year ended December 31,
              Corporation and the         1994 (File No. 1-8467).
              Company.

    10.34     Amendment of Lease,         Filed Electronically herewith.
              dated September 25,
              1997 by and between
              GMT Corporation and
              the Company.

    10.35     Lease Agreement, dated      Incorporated by reference to
              June 25, 1987, between      Exhibit 10.17 to the Company's
              ATS II Associates           Annual Report on Form 10-K for
              Limited Partnership         the year ended December 31,
              and the Company.            1987 (File No. 1-8467).



    10.36     Amendment to Lease          Incorporated by reference to
              Agreement, dated            Exhibit 10.19 to the Company's
              December 4, 1992, by        Annual Report on Form 10-K for
              and between ATS II          the year ended December 31,
              Associates Limited          1992 (File No. 1-8467).
              Partnership and the
              Company.

    10.37     Amendment to Lease,         Incorporated by reference to
              dated December 7,           Exhibit 10.27 to the Company's
              1994, by and between        Annual Report on Form 10-K for
              ATS II Associates           the year ended December 31,
              Limited Partnership         1994 (File No. 1-8467).
              and the Company.

    10.38     Amendment to Lease,         Incorporated by reference to
              dated February 16,          Exhibit 10.28 to the Company's
              1995, by and between        Annual Report on Form 10-K for
              ATS II Associates           the year ended December 31,
              Limited Partnership         1994 (File No. 1-8467).
              and the Company.

    10.39     Lease Agreement, dated      Incorporated by reference to
              December 8, 1983,           Exhibit 10.32 to the Company's
              between ARI Limited         Annual Report on Form 10-K for
              Partnership and the         the year ended December 31,
              Company.                    1983 (File No. 1-8467).

    10.40     Lease Amendment, dated      Incorporated by reference to
              May 16, 1996, between       Exhibit 10.33 to the Company's
              ARI Limited                 Annual Report on Form 10-K for
              Partnership and the         the year ended December 31,
              Company.                    1996 (File No. 1-8467).

    10.41     Lease Amendment, dated      Incorporated by reference to
              January 31, 1997,           Exhibit 10.34 to the Company's
              between ARI Limited         Annual Report on Form 10-K for
              Partnership and the         the year ended December 31,
              Company.                    1996 (File No. 1-8467).

    10.42     Lease, dated January        Incorporated by reference to
              26, 1994, by and            Exhibit 10.24 to the Company's
              between 7100 Northland      Annual Report on Form 10-K for
              Circle and the              the year ended December 31,
              Company.                    1993 (File No. 1-8467).



    10.43     Amendment to Lease,         Incorporated by reference to
              effective January 1,        Exhibit 10.36 to the Company's
              1997, between Welsh         Annual Report on Form 10-K for
              Companies, Inc., as         the year ended December 31,
              Agent for Praedium          1996 (File No. 1-8467).
              Lake Realty, LLC, and
              the Company.

    10.44     Second Amendment to         Incorporated by reference to
              Lease, dated October        Exhibit 10.31 to the Company's
              14, 1994, by and            Annual Report on Form 10-K for
              between Lutheran            the year ended December 31,
              Brotherhood and the         1994 (File No. 1-8467).
              Company.

    10.45     Form of Change of           Incorporated by reference to
              Control Agreement           Exhibit 10.31 to the Company's
              entered into between        Annual Report on Form 10-K for
              the Company and             the year ended December 31,
              Messrs. Burke, Hawks        1991 (File No. 1-8467).
              and Wright.

    10.46     Change of Control           Incorporated by reference to
              Agreement entered into      Exhibit 10.39 to the Company's
              between the Company         Annual Report on Form 10-K for
              and Mr. Gburek.             the year ended December 31,
                                          1996 (File No. 1-8467).

    10.47     Form of Change of           Filed Electronically herewith.
              Control Agreement
              entered into between
              the Company and
              Messrs. Hattara and
              Dobson.

    10.48     Employment Severance        Filed Electronically herewith.
              Agreement, by and
              between the Company
              and Jeffrey J.
              Hattara, dated January
              26, 1998.



    10.49     Credit Agreement,           Incorporated by reference to
              dated September 30,         Exhibit 10.33 to the Company's
              1994, by and between        Annual Report on Form 10-K for
              The First National          the year ended December 31,
              Bank of Chicago and         1994 (File No. 1-8467).
              the Company.

    10.50     Credit Agreement,           Incorporated by reference to
              dated September 30,         Exhibit 10.34 to the Company's
              1994, by and between        Annual Report on Form 10-K for
              Norwest Bank                the year ended December 31,
              Minnesota, National         1994 (File No. 1-8467).
              Association and the
              Company.

    10.51     Credit Agreement,           Incorporated by reference to
              dated September 30,         Exhibit 10.35 to the Company's
              1994, by and between        Annual Report on Form 10-K for
              NBD Bank, N.A. and the      the year ended December 31,
              Company.                    1994 (File No. 1-8467).

    10.52     Credit Agreement among      Incorporated by reference to
              BMC Industries, Inc.,       Exhibit 10.1 to the Company's
              Norwest Bank,               Quarterly Report on Form 10-Q
              Minnesota, National         for the quarter ended June 30,
              Association, and            1996 (File No. 1-8467).
              various banks.

    10.53     First Amendment to          Incorporated by reference to
              Credit Agreement,           Exhibit 10.1 to the Company's
              dated June 27, 1997,        Quarterly Report on Form 10-Q
              by and among the            for the quarter ended June 30,
              Company, Norwest Bank,      1997 (File No. 1-8467).
              Minnesota, N.A., and
              various banks.

    10.54     Second Amendment to         Filed Electronically herewith.
              Credit Agreement,
              dated December 23,
              1997, by and among the
              Company, Norwest Bank
              Minnesota, N.A., and
              various banks.



    10.55     Third Amendment to          Filed Electronically herewith.
              Credit Agreement,
              dated February 27,
              1998, by and among the
              Company, Norwest Bank
              Minnesota, N.A., and
              various banks.

    10.56     Engineering,                Incorporated by reference to
              Procurement and             Exhibit 10.1 to the Company's
              Construction Agreement      Quarterly Report on Form 10-Q
              between Buckbee-Mears       for the quarter ended March
              Cortland, a Unit of         31, 1996 (File No. 1-8467).
              BMC Industries, Inc.
              and Fluor Daniel, Inc.

    10.57     Product Manufacturing       Incorporated by reference to
              and Sales Agreement,        Exhibit 10.36 to the Company's
              dated October 17,           Annual Report on Form 10-K for
              1994, between Polycore      the year ended December 31,
              Optical, PTE. Ltd. and      1994 (File No. 1-8467).
              Vision-Ease, a unit of
              the Company, without
              exhibits.

    10.58     Amendment of the            Incorporated by reference to
              Product Manufacturing       Exhibit 10.1 to the Company's
              and Sales Agreement,        Quarterly Report on Form 10-Q
              dated August 11, 1997,      for the quarter ended
              between Polycore            September 30, 1997
              Optical, PTE, Ltd. and      (File No. 1-8467).
              Vision-Ease Lens, Inc.

    10.59     Lease, dated October        Incorporated by reference to
              29, 1997, by and among      Exhibit 10.3 to the Company's
              the Company and             quarterly Report on Form 10-Q
              Meridian Crossings LLC      for the quarter ended
              (d/b/a Told                 September 30, 1997
              Development Company).       (File No. 1-8467).



    13.1      Portions of the             Filed electronically herewith.
              Company's 1997 Annual
              Report to Stockholders
              incorporated herein by
              reference in this
              Annual Report on Form
              10-K.

    21.1      Subsidiaries of the         Filed electronically herewith.
              Registrant.

    23.1      Consent of Ernst &          Filed electronically herewith.
              Young LLP, Independent
              Auditors.

    27.1      Financial Data              Filed electronically herewith.
              Schedule

    27.2      Financial Data              Filed Electronically herewith.
              Schedule

    27.3      Financial Data              Filed Electronically herewith.
              Schedule

    99.1      Press Release, dated        Filed electronically herewith.
              December 12, 1997,
              announcing quarterly
              dividend.

    99.2      Press Release, dated        Filed electronically herewith.
              November 19, 1997,
              announcing fourth
              quarter earnings will
              be short of analysts'
              expectations.

    99.3      Press Release, dated        Filed electronically herewith.
              January 26, 1998,
              announcing 1997
              earnings and Board
              authorizing additional
              repurchase of
              1,000,000 shares
              beyond 1,000,000
              already repurchased.



    99.4      Press Release, dated        Filed electronically herewith.
              January 26, 1998,
              announcing new CFO.

    99.5      Press Release, dated        Filed electronically herewith.
              March 13, 1998,
              announcing quarterly
              dividend.

    99.6      Press Release, dated        Filed electronically herewith.
              March 25, 1998,
              announcing Company
              to acquire Monsanto's
              Orcolite unit for
              $100 million.