Form 10-Q
period 1998-03-31
BMC INDUSTRIES INC/MN/
filed 1998-05-15
CIK 215310

FORM 10-Q


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934.  For the Quarterly Period ended March 31, 1998.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.  For the transition Period from  N/A to ____.


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

         One Meridian Crossings, Suite 850, Minneapolis, Minnesota 55423
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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


               X     Yes                                         No
            -------                                      -------
BMC Industries, Inc. has outstanding 26,907,972 shares of common stock as of May 14, 1998. There is no other class of stock outstanding.

                                  Page 1 of 23
                         Exhibit Index Begins at Page 11

                         PART I:   FINANCIAL INFORMATION

                              BMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

Item 1:   Financial Statements


                                                         March 31  December 31
                                                         --------  -----------
                                                             1998         1997
--------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash and cash equivalents                             $  2,238     $  2,383
   Trade accounts receivable, net of allowances            35,893       29,824
   Inventories                                             78,957       70,111
   Deferred income taxes                                    6,171        5,881
   Other current assets                                     9,173       13,595
--------------------------------------------------------------------------------
        Total Current Assets                              132,432      121,794
--------------------------------------------------------------------------------

Property, Plant and Equipment                             285,666      283,070
Less Accumulated Depreciation                             104,816      100,688
                                                         --------     --------
   Property, Plant and Equipment, Net                     180,850      182,382
                                                         --------     --------
Deferred Income Taxes                                       1,229        1,429
Other Assets, Net                                          14,110       13,802
--------------------------------------------------------------------------------

Total Assets                                             $328,621     $319,407
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities
   Short-term borrowings                                 $  1,222     $  1,139
   Accounts payable                                        23,540       25,623
   Income taxes payable                                     3,495        2,830
   Accrued expenses and other liabilities                  18,826       17,288
--------------------------------------------------------------------------------
        Total Current Liabilities                          47,083       46,880
--------------------------------------------------------------------------------

Long-Term Debt                                             95,571       73,426
Other Liabilities                                          17,430       17,718
Deferred Income Taxes                                       2,824        2,631

Stockholders' Equity
   Common stock                                            46,358       62,263
   Retained earnings                                      122,099      118,693
   Accumulated other comprehensive income                  (1,694)      (1,217)
   Other                                                   (1,050)        (987)
--------------------------------------------------------------------------------
        Total Stockholders' Equity                        165,713      178,752
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity               $328,621     $319,407
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                            Three Months Ended
                                                                  March 31
                                                        ------------------------
                                                             1998         1997
--------------------------------------------------------------------------------

Revenues                                                $  80,084    $  77,127
Cost of products sold                                      68,455       61,145
--------------------------------------------------------------------------------
Gross margin                                               11,629       15,982
Selling                                                     3,289        2,837
Administrative                                              1,330        1,539
--------------------------------------------------------------------------------
Income from Operations                                      7,010       11,606
--------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                                        (1,383)        (144)
   Interest income                                             32           42
   Other income (expense)                                    (144)         262
--------------------------------------------------------------------------------

Earnings before Income Taxes                                5,515       11,766
Income Taxes                                                1,706        3,883
--------------------------------------------------------------------------------

Net Earnings                                             $  3,809     $  7,883
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Earnings Per Share:
   Basic                                                  $  0.14      $  0.29
   Diluted                                                   0.14         0.28
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation:
   Basic                                                   26,994       27,410
   Diluted                                                 27,644       28,458
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Dividends Declared Per Share                             $  0.015     $  0.015
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                                  March 31
                                                        ------------------------
                                                             1998         1997
--------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities
   Net earnings                                          $  3,809     $  7,883
   Depreciation and amortization                            5,002        3,283
   Changes in operating assets and liabilities            (10,990)       1,997
--------------------------------------------------------------------------------
        Total                                              (2,179)      13,163
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities
   Additions to property, plant and equipment              (3,958)     (26,321)
   Business acquisitions, net of cash acquired                 --       (1,817)
--------------------------------------------------------------------------------
        Total                                              (3,958)     (28,138)
--------------------------------------------------------------------------------

Net Cash Provided by Financing Activities
   Increase (decrease) in short-term borrowings               114         (769)
   Increase in long-term debt                              22,270       16,950
   Common stock issued (repurchased), net                 (15,905)         731
   Cash dividends paid                                       (417)        (411)
   Other                                                      (63)         144
--------------------------------------------------------------------------------
        Total                                               5,999       16,645
--------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash
 Equivalents                                                   (7)         (45)
--------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents         (145)       1,625
Cash and Cash Equivalents at Beginning of Period            2,383        2,544
--------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period               $  2,238     $  4,169
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)


1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and the cash flows for the periods ended March 31, 1998 and 1997. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the period ended March 31, 1997 have been reclassified to conform to the presentation for the period ended March 31, 1998. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1997 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.   Inventories


                                         March 31, 1998   December 31, 1997
                                         --------------   -----------------

     Raw materials                            $  28,961           $  24,542
     Work in process                             21,222              15,971
     Finished goods                              28,774              29,598
                                              ---------           ---------
          Total Inventories                   $  78,957           $  70,111
                                              ---------           ---------
                                              ---------           ---------

3.   Earnings Per Share

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE (Statement No. 128). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of stock options and any other dilutive securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the Company's earnings per share calculations, the basic and diluted weighted average outstanding shares differ only due to the dilutive impact of stock options. All earnings per share amounts for all periods have been restated to conform to the Statement No. 128 requirements.

4.   Derivative Financial Instruments

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

     Foreign Currency Exchange Options - As of March 31, 1998, there were no outstanding foreign currency exchange options. As of December 31, 1997, the Company had approximately $3.6 million of outstanding foreign currency exchange options to exchange U.S. dollars for German marks at a set exchange rate. These foreign exchange options do not expose the Company to financial risk as the contracts provide an option to exchange the currencies, but do not obligate the Company to make a foreign currency exchange. Premiums paid for foreign currency exchange options are amortized to Other Expense over the life of the options. Upon exercise of foreign currency exchange options, gains are included in income.

     Interest Rate Swap Agreement - As of March 31, 1998, the Company had entered into an interest rate swap agreement that allows the Company to swap a variable interest rate for a fixed interest rate of 6.365% on $15 million of notional debt during a period ending March, 1999. The notional amount of debt is not a measure of the Company's exposure to credit or market risks and is not included in the condensed consolidated balance sheet. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this period. Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement.


5.   Comprehensive Income

     As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME (Statement No. 130). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

     The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:



                                                        1998           1997
                                                    --------       --------

     Net income                                     $  3,809       $  7,883
     Foreign currency translation adjustments           (477)        (3,127)
                                                    --------       --------
     Comprehensive income                           $  3,332       $  4,756
                                                    --------       --------
                                                    --------       --------


6.   New Accounting Standards

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires additional disclosure only, and as such, is not expected to change net income or stockholders' equity as previously reported by the Company. The statement is effective for the Company's fiscal year ended December 31, 1998.


7.   Legal Matters

     There are no material changes in the status of the Barth Industries legal proceeding or any other legal proceeding or environmental matter described in the Company's Annual Report on Form 10-K for the year ended
     December 31, 1997.

                              BMC INDUSTRIES, INC.
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Total revenues for the first quarter of 1998 increased by $3.0 million or 4% from the first quarter of 1997. Revenues of the Precision Imaged Products
(PIP) group for the first quarter increased 2% due primarily to increased sales of computer monitor masks. Computer monitor mask sales were approximately $8.0 million in the first quarter, an increase of 145% over the prior year quarter. Monitor mask shipments were made to additional customers in the first quarter as the PIP group continues to diversify their monitor mask customer base. Entertainment mask sales were down 15% from the prior year quarter due primarily to lower invar (a nickel alloy) mask sales. Entertainment mask sales made from invar were down 45% compared to the prior year quarter and the Company expects the soft market for invar masks to continue for the balance of 1998. The migration to larger sized masks continued in the first quarter. Jumbo (30" and larger) and large (25" to 29") AK television aperture mask sales increased 11% and 18%, respectively. The weakening of the German mark relative to the U.S. dollar had virtually no impact on earnings but reduced sales, as compared with the prior year quarter, by approximately $1.8 million. Net sales of the Optical Products group increased 7%. Sales of high end products (polycarbonate, progressive, high index and polarizing sun lenses) increased 25% over the same quarter in the prior year.

Cost of sales was 85% of net sales for the first quarter of 1998, compared to 79% in the same period of 1997. The increased cost of sales percentage was almost solely due to significant start-up costs incurred on the new computer monitor mask line in Cortland, New York. The remainder of the PIP group (including both the German mask operation and Buckbee-Mears St. Paul) as well as the Optical Products group all achieved expanded gross margins over the prior year quarter.

Interest expense in the first quarter of 1998 increased $1.2 million over the prior year quarter. This increase is primarily due to the significantly larger debt balance as total debt at March 31, 1997 was $33.2 million compared to $96.8 million at March 31, 1998. Interest expense also increased over the prior year due to the prior year capitalization of interest costs in connection with the Company's expansion projects. Interest expense will continue to increase during the remainder of 1998 due to the larger debt balance and the lower amount of interest that qualifies for capitalization.

The provision for income taxes was 31% and 33% of pre-tax income in the first quarter of 1998 and 1997, respectively. This decrease was primarily due to dividends projected to be paid by the Company's German operation to the Parent Company which reduces the Company's effective tax rate.

FOREIGN CURRENCY

Fluctuations in foreign currency exchange rates, principally the German mark versus the U.S. dollar, may affect the Company's financial results. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this represents the most significant element of the Company's exposure to currency rate fluctuations. This exposure is generally addressed as needed through the purchase of forward contracts and options. As of March 31, 1998, the Company had no forward options or contracts. Exposure to foreign currency exchange rate fluctuations also may exist with respect to intercompany payables or receivables with the Company's foreign subsidiaries. The Company minimizes this exposure by holding such balances at low levels.

FINANCIAL POSITION AND LIQUIDITY

The ratio of debt to equity increased to 0.6 at March 31, 1998 compared to
0.4 at December 31, 1997. Debt increased $22.2 million during the first three months of 1998. The increased debt level was due primarily to $16.6 million used to repurchase 1,000,000 shares of the Company's common stock. In addition, funds were used for increased working capital needs. These uses were partially offset by net earnings. Working capital was $85.3 million at March 31, 1998 compared to $74.9 million at December 31, 1997. The current ratio was 2.8 at March 31, 1998, compared to 2.6 at December 31, 1997. Working capital increases were primarily in inventory and accounts receivable. The increased inventory levels were due primarily to the addition of two new production lines in Cortland, New York and an increase in the number of part types produced by mask operations. Additional part types require increased raw materials to support production. Work-in-process inventory levels have also increased at mask operations as new employees are trained on the more rigorous inspection criteria for computer monitor masks. The increase in accounts receivable was due to a combination of the sales increase and timing of shipments.

The Company expects to incur $35 to $40 million of capital spending during 1998. The Company maintains a credit agreement with three domestic banks for unsecured borrowings totaling $150 million. Additionally, the Company's German subsidiary maintains short-term and long-term credit lines totaling approximately $19 million. These credit facilities along with cash generated from operations should be sufficient to meet the Company's future capital and operating requirements.

On March 24, 1998, the Company received a commitment letter from BT Alex. Brown for an unsecured revolving credit facility totaling $275 million. The purpose of the funds is to refinance the Company's existing debt and finance the Orcolite acquisition discussed below. The commitment letter is subject to customary terms and conditions.

ENVIRONMENTAL

There are no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ACQUISITION

On March 25, 1998 the Company entered into a definitive agreement to acquire Monsanto's Orcolite ophthalmic lens manufacturing business for $100 million in cash. The transaction has been approved by the boards of directors of both companies and is subject to customary conditions and normal regulatory approval. The transaction is expected to close in the second quarter of 1998. Orcolite, headquartered in Azusa, California, is a producer of ophthalmic lenses with estimated 1997 sales of $34 million. Orcolite produces both hard resin plastic and polycarbonate lenses and is well regarded in the ophthalmic lens industry for its manufacturing abilities, product innovation and customer service.

CAUTIONARY STATEMENTS

Certain statements included in this Discussion and Analysis of Financial Condition and Results of Operations by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements relate to non-historical information which are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements. These statements are qualified by important factors listed separately in "Item 1
- Business" of the Company's Form 10-K for the year ended December 31, 1997, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           Part II:  OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" on page 7.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits                                                          Page
          --------                                                          ----

          10.1  Commitment letter, dated March 24, 1998, from BT Alex.
                Brown for an unsecured revolving credit facility totaling
                $275 million . . . . . . . . . . . . . . . . . . . . . . . . .12

          27.   Financial Data Schedule (filed only in electronic format)

          99.1  News Release, dated May 12, 1998, announcing the addition of two new directors to the Board of Directors  . . . . . . . . .19

          99.2  News Release, dated April 22, 1998, announcing the first quarter 1998 operating results . . . . . . . . . . . . . . . .20

     (b)  REPORTS ON FORM 8-K.

          The Company filed a Form 8-K, dated April 3, 1998, reporting the acquisition of Monsanto's Orcolite unit.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BMC INDUSTRIES, INC.

                                   /s/ Jeffrey L. Wright
                                   -------------------------------
                                   Jeffrey L. Wright
                                   Controller (Principal Accounting Officer)




Dated:    May 14, 1998