Form 10-Q
period 1998-06-30
BMC INDUSTRIES INC/MN/
filed 1998-08-14
CIK 215310

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934.  For the Quarterly Period ended June 30, 1998.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934.  For the transition Period from   N/A to      .
                                                                  ---    -----

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


         X    Yes                                                 No
       ----                                                  ----
BMC Industries, Inc. has outstanding 26,932,482 shares of common stock as of August 11, 1998. There is no other class of stock outstanding.


                           Exhibit Index Begins at Page 14

                          PART I:   FINANCIAL INFORMATION

                                BMC INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (in thousands)

Item 1:  Financial Statements

                                                       June 30     December 31
                                                          1998            1997
------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                          $  2,969        $  2,383
   Trade accounts receivable, net of allowances         45,077          29,824
   Inventories                                          95,881          70,111
   Deferred income taxes                                 8,724           5,881
   Other current assets                                  9,775          13,595
------------------------------------------------------------------------------
        Total Current Assets                           162,426         121,794
------------------------------------------------------------------------------

Property, Plant and Equipment                          271,775         283,070
Less Accumulated Depreciation                          110,381         100,688
                                                      --------        --------
   Property, Plant and Equipment, Net                  161,394         182,382
                                                      --------        --------
Deferred Income Taxes                                   19,099           1,429
Intangible Assets, Net                                  65,975           2,991
Other Assets                                            11,139          10,811
------------------------------------------------------------------------------
Total Assets                                          $420,033        $319,407
------------------------------------------------------------------------------
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term borrowings                              $    979        $  1,139
   Accounts payable                                     24,458          25,623
   Income taxes payable                                    415           2,830
   Accrued expenses and other liabilities               25,955          17,288
------------------------------------------------------------------------------
        Total Current Liabilities                       51,807          46,880
------------------------------------------------------------------------------
Long-Term Debt                                         219,164          73,426
Other Liabilities                                       17,570          17,718
Deferred Income Taxes                                    3,757           2,631

Stockholders' Equity
   Common stock                                         46,543          62,263
   Retained earnings                                    83,613         118,693
   Accumulated other comprehensive income               (1,350)         (1,217)
   Other                                                (1,071)           (987)
------------------------------------------------------------------------------
        Total Stockholders' Equity                     127,735         178,752
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $420,033        $319,407
------------------------------------------------------------------------------
------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                BMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)
                      (in thousands, except per share amounts)



                                           Three Months Ended        Six Months Ended
                                                 June 30                  June 30
                                          ---------------------------------------------
                                              1998        1997         1998        1997
---------------------------------------------------------------------------------------
Revenues                                  $ 84,941    $ 80,257     $165,025    $157,384
Cost of products sold                       82,080      58,398      150,535     119,543
---------------------------------------------------------------------------------------
Gross margin                                 2,861      21,859       14,490      37,841
Selling                                      3,914       2,737        7,203       5,574
Administration                               1,529       1,089        2,859       2,628
Impairment of long-lived assets             42,800         -         42,800         -
Acquired research and development           11,000         -         11,000         -
---------------------------------------------------------------------------------------
Income from Operations                     (56,382)     18,033      (49,372)     29,639
---------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                         (4,318)       (160)      (5,701)       (304)
   Interest income                              45          56           77          98
   Other income (expense)                     (389)        (33)        (533)        229
---------------------------------------------------------------------------------------
Earnings before Income Taxes               (61,044)     17,896      (55,529)     29,662
Income Taxes                               (22,962)      5,907      (21,256)      9,790
---------------------------------------------------------------------------------------
Net Earnings                              $(38,082)   $ 11,989     $(34,273)   $ 19,872
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net Earnings Per Share:
     Basic                                $  (1.42)   $   0.44     $  (1.27)   $   0.72
     Diluted                                 (1.42)       0.42        (1.27)       0.70
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Number of Shares Included in Per Share Computation:
     Basic                                  26,905      27,463       26,949      27,437
     Diluted                                26,905      28,496       26,949      28,477
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Dividends Declared Per Share              $  0.015    $  0.015     $   0.03    $   0.03
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)



                                                                               Six Months Ended
                                                                                   June 30
                                                                           -------------------------
                                                                                 1998           1997
----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities
   Net earnings (loss)                                                     $  (34,273)     $  19,872
   Depreciation and amortization                                               10,369          7,088
   Write-down of impaired long-lived assets                                    42,800             -
   Acquired in-process research and development                                11,000             -
   Deferred income taxes                                                      (19,368)          (142)
   Changes in operating assets and liabilities                                (23,862)       (11,583)
----------------------------------------------------------------------------------------------------
        Total                                                                 (13,334)        15,235
----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities
   Additions to property, plant and equipment                                 (11,532)       (54,048)
   Business acquisitions, net of cash acquired                               (101,000)        (1,817)
----------------------------------------------------------------------------------------------------
        Total                                                                (112,532)       (55,865)
----------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities
   Increase (decrease) in short-term borrowings                                  (158)           211
   Increase in long-term debt                                                 143,251         39,343
   Common stock issued (repurchased), net                                     (15,720)         1,225
   Cash dividends paid                                                           (820)          (822)
   Other                                                                          (84)           294
----------------------------------------------------------------------------------------------------
        Total                                                                 126,469         40,251
----------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                      (17)           (73)
----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                              586           (452)
Cash and Cash Equivalents at Beginning of Period                                2,383          2,544
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                 $    2,969      $   2,092
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements

                                BMC INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                      (in thousands, except per share amounts)


1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and the cash flows for the periods ended June 30, 1998 and 1997. Except for the special charges discussed in footnote 2 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended June 30, 1997 have been reclassified to conform to the presentation for the periods ended June 30, 1998. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1997 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Impairment of Long-Lived Assets/Acquired Research and Development

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 (Statement No. 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS, the Company recorded a charge of $26.7 million ($42.8 million pre-tax) during the quarter for the write-down of certain Precision Imaged Products (PIP) operations fixed assets, primarily those related to the production of computer monitor masks. Statement No. 121 prescribes that an impairment loss should be recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and the estimated future undiscounted cash flows related to the asset are less than the carrying amount of the asset. After careful assessment of various factors relevant to these assets, including the computer monitor mask market, management determined it was appropriate to write-down the value of these assets and, accordingly, such assets were written down to estimated fair value in accordance with Statement No. 121.

     In addition, in accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition, was written-off as a charge of $6.9 million ($11.0 million pre-tax) during the quarter ended June 30, 1998. See footnote 8 for further discussion.

3.   Inventories


                                         June 30, 1998         December 31, 1997
                                         -------------         -----------------
     Raw materials                          $   26,657                $   24,542
     Work in process                            16,438                    15,971
     Finished goods                             52,786                    29,598
                                            ----------                ----------
          Total Inventories                 $   95,881                $   70,111
                                            ----------                ----------
                                            ----------                ----------

4.   Credit Facilities

     During the second quarter of 1998, the Company entered into a new credit agreement, as amended in July 1998 (the Agreement), with a syndicate of banks for secured borrowings totaling up to $250 million. Borrowings under the Agreement bear interest at the Eurodollar Rate plus 0.5% to 1.625% (7.0625% at June 30, 1998). The rate spread is dependent upon the Company's ratio of debt to cash flow, as defined. In addition, the Company pays a facility fee on unborrowed funds at rates ranging from 0.225% to 0.475% (0.425% at June 30, 1998), depending on the Company's debt to cash flow ratio. Under terms of the Agreement, the Company must meet certain financial covenants, including maintaining a specified consolidated net worth, leverage ratio (debt to cash flow), interest coverage ratio and level of capital expenditures. The Company is in compliance with all covenants under the Agreement and had borrowings of $206 million under the Agreement at June 30, 1998.

     At June 30, 1998, the Company also had long-term and short-term borrowings of $10.7 million under the credit facilities of approximately $19.0 million maintained by the Company's German subsidiary and other debt totaling approximately $3.4 million. The German and other debt amounts are more completely described in the Company's Annual Report on Form 10-K as of December 31, 1997.

5.   Earnings Per Share

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, EARNINGS PER SHARE (Statement No. 128). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of stock options and any other dilutive securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the Company's earnings per share calculations, the basic and diluted weighted average outstanding shares differ only due to the dilutive impact of stock options. All earnings per share amounts for all periods have been restated to conform to the Statement No. 128 requirements.

6.   Derivative Financial Instruments

     In January 1997, the SEC issued new rules related to disclosures about derivative financial instruments. The new rules, effective for all financial statements issued for periods ending after June 15, 1997, require accounting policy disclosures about derivative financial instruments used by the Company. Effective for fiscal years ending after June 15, 1998, the new rules also require quantitative and qualitative disclosures about exposures to market risk from derivative financial instruments.

     Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

     Foreign Currency Exchange Options - As of June 30, 1998, there were no outstanding foreign currency exchange options. As of December 31, 1997, the Company had approximately $3.6 million of outstanding foreign currency exchange options to exchange U.S. dollars for German marks at a set exchange rate. These foreign exchange options do not expose the Company to financial risk as the contracts provide an option to exchange the currencies, but do not obligate the Company to make a foreign currency exchange. Premiums paid for foreign currency exchange options are amortized to Other Expense over the life of the options. Upon exercise of foreign currency exchange options, gains are included in income.

     Interest Rate Swaps - In March 1997, the Company entered into an interest rate swap agreement that allows the Company to swap a variable interest rate for a fixed interest rate of 6.365% (7.74% including current spread of 1.375%) on $15 million of notional debt during a period ending March, 1999. Subsequent to June 30, 1998, the Company entered into multiple interest rate swap agreements for a total of $100 million of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 5.76% plus a specified spread depending on the swap involved (7.12% to 7.14% including current spread of 1.375%). These swaps expire at various dates ranging from July 1999 to August 2000.

     The notional amount of debt is not a measure of the Company's exposure to credit or market risks and is not included in the condensed consolidated balance sheet. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this period. Amounts to be paid or received under the interest rate swap agreements are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement.

7.   Comprehensive Income

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

     The components of comprehensive income, net of related tax, for the three-month and six-month periods ended June 30, 1998 and 1997 are as follows:

                                                     Three Months Ended       Six Months Ended
                                                           June 30                June 30
                                                    --------------------     --------------------
                                                        1998        1997         1998        1997
                                                    --------     -------     --------     -------
    Net earnings (loss)                             $(38,082)    $11,989     $(34,273)    $19,872
    Foreign currency translation adjustments             344        (685)        (133)     (3,812)
                                                    --------     -------     --------     -------
    Comprehensive income                            $(37,738)    $11,304     $(34,406)    $16,060
                                                    --------     -------     --------     -------
                                                    --------     -------     --------     -------

8.   Business Acquisition

          On May 15, 1998, the Company, through a wholly-owned subsidiary, acquired the Orcolite business unit of the Monsanto Company for the cash purchase price of $101 million. For financial statement purposes, the acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the fair value of the net tangible assets acquired recorded as intangible assets which are being amortized over periods ranging from 7 to 30 years. In addition, as a result of the acquisition, an $11 million (pre-tax) charge was taken after the close of the acquisition in the second quarter of 1998 related to the write-off of acquired in-process research and development. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the Orcolite business unit as if the acquisition had occurred at the beginning of fiscal 1997, with pro forma adjustments to give effect to amortization of goodwill and other intangible assets, depreciation expense on the fair value of property, plant and equipment and interest expense on acquisition debt, together with the related income tax effects. The pro forma adjustments do not include the $11.0 million write-off of acquired in-process research and development mentioned above.

                                                    Three Months Ended        Six Months Ended
                                                          June 30                 June 30
                                                    --------------------     --------------------
                                                        1998        1997         1998        1997
                                                    --------     -------     --------     -------
    Revenues                                         $95,970     $89,276     $186,793    $175,422
    Net earnings (loss)                              (37,858)     11,204      (35,128)     18,274
    Diluted earnings per share                         (1.41)       0.39        (1.30)       0.64



     The unaudited pro forma condensed combined financial information above is not necessarily indicative of what actual results would have been had the acquisition occurred at the date indicated or indicative of the results that may be expected for the full year ended December 31, 1998. Also, numerous business synergies are projected as a result of the acquisition, including the following: consolidation of selling, marketing, distribution, customer service and administrative functions; consolidation of research and development and technical services functions; optimization of combined production capacity; and improved purchasing leverage. The anticipated financial impact resulting from such synergies has not been reflected in the above pro forma financial information. See the Company's Current Reports on Form 8-K as filed on April 3, 1998 and
     May 29, 1998, and Current Reports on Form 8-K/A filed on July 29, 1998, for additional information regarding the acquisition.

9.   New Accounting Standards

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires additional disclosure only, and as such, is not expected to change net income or stockholders' equity as previously reported by the Company. The statement is effective for the Company's fiscal year ended December 31, 1998.


10.  Legal Matters

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

                                BMC INDUSTRIES, INC.
             ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Total revenues for the second quarter of 1998 increased $4.7 million or 6% from the second quarter of 1997. Revenues of the Precision Imaged Products
(PIP) group for the second quarter decreased 4% from the prior year period. Television mask unit sales were up slightly over second quarter 1997; however sales dollars were down 22% from the prior year period due primarily to a sales mix shift from invar to AK masks and overall price reductions. Computer monitor mask sales increased to $10.2 million in the second quarter of 1998 compared to $2.3 million in the second quarter of 1997. For the quarter, sales of jumbo (30" and larger) television masks were down 29% and large (25" to 29") television masks were down 22% from the prior year period. Invar television mask sales were down 48% for the quarter. Including the impact of the Orcolite acquisition, which was completed in May, revenues of the Optical Products group increased 34% over the same quarter in the prior year driven by continued strong sales of high-end products (polycarbonate, high-index, progressive and polarizing sun lenses) which increased 83% in the second quarter of 1998 compared to the second quarter of 1997. Excluding Orcolite, sales of high-end products grew 34% during the same period.

Cost of sales were 97% and 73% of revenues for the second quarter of 1998 and 1997, respectively. The increased cost of sales percentage was due primarily to Mask Operations and includes unusual charges of $9.7 million pre-tax primarily to establish additional inventory reserves, move certain mask inspection operations and for early mask line shutdowns and layoffs. In addition, soft market conditions experienced by Mask Operations resulted in pricing pressure in the mask marketplace and lower demand than expected for both television and computer monitor masks.

Selling expenses were $3.9 million or 4.6% of revenues and $2.7 million or 3.4% of revenues for the second quarter of 1998 and 1997, respectively. The increase is primarily due to higher selling costs associated with the Optical Products group, principally for selling expenses related to the new premium line of Tegra-Registered Trademark- polycarbonate lenses.

The impairment of long-lived assets of $42.8 million reflects the write-down of the value of certain PIP Operations fixed assets, primarily those related to the production of computer monitor masks. In accordance with Statement of Financial Accounting Standards No. 121 (Statement No. 121) ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS, the Company recorded a charge of $26.7 million ($42.8 million pre-tax) during the quarter for write-down of these fixed assets. After careful assessment of various factors relevant to these assets, including the computer monitor mask market, management determined it was appropriate to write-down the value of these assets and, accordingly, such assets were written down to estimated fair value in accordance with Statement No. 121.

In accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition, was written-off as a charge of $6.9 million ($11.0 million pre-tax) during the quarter. See footnote 8 for further discussion.

Interest expense in the second quarter of 1998 was $4.3 million compared to $0.2 million in the second quarter of 1997. This increase was due primarily to the increased debt level, debt placement underwriting fees associated with the Orcolite acquisition and the completion of major capital projects that no longer qualify for the capitalization of interest. The increased debt level resulted primarily from the cash purchase of Orcolite for $101.0 million and capital spending for expansion projects which were completed in 1997.

The provision for income taxes was 38% and 33% of pre-tax income in the second quarter of 1998 and 1997, respectively. The second quarter 1998 tax rate reflects the effective rate for pre-tax losses plus the benefit of a foreign tax credit for dividends received from the Company's German subsidiary. The second quarter 1997 tax rate was lower because it reflects the effective tax rate on pre-tax income less the benefit of a foreign tax credit for dividends received from the Company's German subsidiary as well as the benefit from the reduction of the deferred tax asset valuation allowance. The tax rate for the remainder of 1998 is currently anticipated to be approximately 38%.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Total revenues for the first six months of 1998 increased $7.6 million or 5% from the first six months of 1997. Revenues of the PIP group were down $1.1 million or less than 1% during the same period. Television mask unit sales were up 9% over the first six months of 1997; however sales dollars were down 17% from the prior year due primarily to a sales mix shift from invar to AK masks and overall price reductions. Computer monitor mask sales increased to $18.0 million in the first six months of 1998 compared to $5.5 million in the first six months of 1997. For the first six months of 1998, sales of jumbo (30" and larger) television masks were down 10% and large (25" to 29") television masks were down 24% from the prior year period. Invar mask sales were down 46% during the same period. The weakening of the German mark relative to the U.S. dollar had virtually no impact on earnings but reduced sales, as compared with the prior year, by $2.6 million. Including the impact of the Orcolite acquisition, which was completed in May, revenues of the Optical Products group increased 21% over the same period in the prior year driven by continued strong sales of high-end products (polycarbonate, high-index, progressive and polarizing sun lenses) which increased 55% in the first half of 1998 compared to the first half of 1997. Excluding Orcolite, sales of high-end products grew 30% during the same period.

Cost of sales were 91% and 76% of revenues for the first six months of 1998 and 1997, respectively. The increased cost of sales percentage was due primarily to Mask Operations and includes unusual charges of $9.7 million pre-tax primarily to establish additional inventory reserves, move certain mask inspection operations and for early mask line shutdowns and layoffs.
In addition, significant start-up costs were incurred on the new computer monitor mask line in Cortland, New York in the first quarter of 1998. This, combined with soft market conditions experienced by Mask Operations which resulted in pricing pressure in the mask marketplace, contributed to the increased cost of sales percentage. The Optical Products group gross margins were consistent with the prior year period.

Selling expenses were $7.2 million or 4.4% of revenues and $5.6 million or 3.5% of revenues for the first six months of 1998 and 1997, respectively. The increase is primarily due to higher selling costs associated with the Optical Products group, principally for selling expenses related to the new premium line of Tegra-Registered Trademark- polycarbonate lenses.

The impairment of long-lived assets of $42.8 million reflects the write-down of the value of certain PIP Operations fixed assets as discussed above.

The charge of $11.0 million represents the value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition as discussed above.

Interest expense in the first six months of 1998 was $5.7 million compared to $0.3 million in the first six months of 1997. This increase is due primarily to the increased debt level, debt placement underwriting fees associated with the Orcolite acquisition and the completion of major capital projects that no longer qualify for the capitalization of interest. The increased debt level resulted primarily from the cash purchase of Orcolite for $101 million and capital spending for expansion projects which were completed in 1997.

The provision for income taxes was 38% and 33% of pre-tax income for the first six months of 1998 and 1997, respectively. The first half 1998 tax rate reflects the effective rate for pre-tax losses plus the benefit of a foreign tax credit for dividends received from the Company's German subsidiary. The first half 1997 tax rate was lower because it reflects the standard tax rate on pre-tax income less the benefit of a foreign tax credit for dividends received from the Company's German subsidiary as well as the benefit from the reduction of the deferred tax asset valuation allowance. The tax rate for the remainder of 1998 is currently anticipated to be approximately 38%.

FINANCIAL POSITION AND LIQUIDITY

Debt, net of cash and cash equivalents, increased $145.0 million during the first six months of 1998. The increased debt level was due primarily to the acquisition of Orcolite, the $16.6 million stock repurchase in January 1998, capital spending and increased levels of working capital. Due primarily to the increases in accounts receivable and inventory, working capital was $110.6 million at June 30, 1998 compared to $74.9 million at December 31, 1997. The increased inventory was due primarily to the Orcolite acquisition, increased raw material levels to support a broader product line at Mask Operations and lower Mask Operations sales than forecast which resulted in an unfavorable build in Mask Operations inventories. The increased accounts receivable levels were due primarily to the acquisition of Orcolite and increased sales in the second quarter of 1998 versus the fourth quarter of 1997. The current ratio was 3.1 at June 30, 1998, compared to 2.6 at December 31, 1997. The ratio of debt to equity increased to 1.7 at June 30, 1998 compared to 0.4 at December 31, 1997 due to the increased debt levels, the reduction in equity resulting from second quarter 1998 charges and the January 1998 stock repurchase.

During the six months ended June 30, 1998, the Company had $11.5 million of capital spending and expects a total of $25.0 to $30.0 million of capital spending for the full year of 1998. The Company has a total of approximately $270.0 million in revolving credit facilities. The unused portion of these facilities, along with cash generated from operations, is currently expected to be sufficient to meet the Company's future capital and operating requirements. See footnote 4 for details of current credit facilities.

FOREIGN CURRENCY

Fluctuations in foreign currency exchange rates, principally the German mark versus the U.S. dollar and to a lesser extent, the Indonesia rupiah and the Hungarian forint, may affect the Company's financial results. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this represents the most significant element of the Company's exposure to currency rate fluctuations. This exposure is generally addressed as needed through the purchase of forward contracts and options. As of June 30, 1998, the Company had no forward options or contracts.

Exposure to foreign currency exchange rate fluctuations also may exist with respect to intercompany transactions with the Company's German, Indonesian and Hungarian operations.

The Company also has an indirect exposure to Asian currencies, primarily the Japanese yen and the Korean won, because the Mask Operations' most significant competitors are Japanese and Korean manufacturers.

INTEREST RATE SWAPS

In March 1997, the Company entered into an interest rate swap agreement that allows the Company to swap a variable interest rate for a fixed interest rate of 6.365% (7.74% including current spread of 1.375%) on $15.0 million of notional debt during the period ending March 1999. Subsequent to June 30, 1998, the Company entered into multiple interest rate swap agreements for a total of $100 million of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 5.76% plus a specified spread depending on the swap involved (7.12% to 7.14% including current spread of 1.375%). These swaps expire at various dates ranging from July 1999 to August 2000. These swaps are discussed more fully in footnote 6.

ENVIRONMENTAL

There are no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ACQUISITIONS

On May 15, 1998, the Company, through a wholly-owned subsidiary, acquired Orcolite, a division of Monsanto Company which produces polycarbonate and plastic ophthalmic lenses, for $101.0 million in cash. Orcolite, headquartered in Azusa, California, had sales of $38.0 million for the twelve months ended March 31, 1998 and is well regarded in the ophthalmic lens industry for its manufacturing abilities, product innovation and customer service. See footnote 8 and the Company's Current Reports on Form 8-K as filed on April 3, 1998 and May 29, 1998, and Current Report on Form 8-K/A filed on July 29, 1998, for additional information regarding the acquisition.

MASK OPERATIONS EXTENDED SHUTDOWN

During the second quarter of 1998, the Company announced plans to shut down certain Mask Operations production lines for an extended period of time. These shutdowns are being done in conjunction with the Company's normal summer maintenance shutdowns to avoid additional ramp-up time. The actual shutdown time for these lines will depend on customer order levels.

CAUTIONARY STATEMENTS

Certain statements included in this Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements relate to non-historical information which are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements. These statements are qualified by important factors listed separately in "Item 1 - Business" of the Company's Form 10-K for the year ended December 31, 1997, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. In addition to those factors listed in the Company's Form 10-K for the year ended December 31, 1997, the Company's future performance may be subject to additional risks, including integration of the Orcolite acquisition, lower demand for televisions and computer monitors, further mask price declines, inability to penetrate the lead frame market, higher operating expenses and lower yields associated with production start-up, foreign currency fluctuations, successful customer part qualifications and the effect of the economic uncertainty in Asia. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                Part II:    OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 9 and Note 10 of the "Notes to Condensed Consolidated Financial Statements" on page 8.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          The Company's 1998 Annual Meeting of Stockholders was held on May 8, 1998. One matter was submitted to a vote of stockholders: Election of certain members of the Company's Board of Directors.

          (1) The nominees for election to the Company's Board of Directors, as listed in the Company's Proxy Statement dated March 31, 1998, were elected for two year terms at that meeting. Voting for the individual nominees was as follows:

                                                            Votes Withheld
                Nominee                      Votes For        or Against
                -------                      ---------      --------------
                Mr. Lyle D. Altman           20,403,203         246,365
                Mr. Paul B. Burke            20,403,203         246,365
                Mr. Harry A. Hammerly        20,403,203         246,365


                The following directors did not stand for election this year because their terms of office continued after the meeting: Mr. John W. Castro and Mr. Joe E. Davis.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          2.1 Asset Purchase Agreement, dated as of March 25, 1998, between Monsanto Company and VIS-ORC, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current
                Report on Form 8-K dated March 25, 1998 and filed with the commission on April 3, 1998 (File No. 1-8467)).

          2.2   Amendment No. 1 to Asset Purchase Agreement, dated as of
                May 15, 1998, between Monsanto Company and Vision-Ease
                Lens Azusa, Inc. f/k/a VIS-ORC, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated May 15, 1998 and filed with the commission on May 29, 1998 (File No. 1-8467)).



          4.1 Form of Share Rights Agreement, dated as of June 30, 1998, between the Company and Norwest Bank Minnesota, National
                Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated July 14, 1998).

          10.1  Credit Agreement, dated as of May 15, 1998, between the
                Company, Bankers Trust Company as Administrative Agent, NBD
                Bank as Documentation Agent and Various Lending Institutions
                (filed herein).

          10.2  Amended and Restated Credit Agreement, dated as of June 25,
                1998, among the Company, Several Banks, Bankers Trust Company as the Agent and a Lender and NBD Bank as Documentation Agent and a Lender (filed herein).

          10.3 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 23, 1998, among the Company, Several Banks, Bankers
                Trust Company as Agent and a Lender, NBD Bank as Documentation
                Agent and Lender (filed herein).

          10.4  BMC Stock Option Exercise Loan Program, as amended June 12,
                1998 (filed herein).

          27.   Financial Data Schedule (filed only in electronic format)

          99.1 News Release, dated July 24, 1998, announcing the second quarter 1998 operating results (filed herein).

          99.2 News Release, dated June 30, 1998, announcing the adoption of a Share Rights Plan (filed herein).

          99.3 News Release, dated June 9, 1998, announcing expected operating earnings shortfall for second quarter and total year 1998 (filed herein).

          99.4 News Release, dated June 4, 1998, announcing quarterly dividend (filed herein).

          99.5  News Release, dated May 18, 1998, announcing new
                Controller (filed herein).

          99.6 News Release, dated May 18, 1998, announcing completion of the acquisition of Orcolite operations (filed herein).

     (b)  REPORTS ON FORM 8-K.

          1. The Company filed a Form 8-K, dated as of March 25, 1998, on April 3, 1998, reporting the acquisition of Monsanto Company's Orcolite business unit.

          2. The Company filed a Form 8-K, dated as of May 15, 1998, on May 29, 1998 reporting the closing of the acquisition of Monsanto Company's Orcolite business unit.

          3. The Company filed a Form 8-K, dated as of June 20, 1998, on July 14, 1998 reporting the adoption of a Share Rights Plan.

          4. The Company filed a Form 8-K/A, dated as of May 15, 1998, on July 29, 1998, providing financial information for the business acquired and pro forma financial information related to the acquisition of Monsanto's Orcolite business unit.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BMC INDUSTRIES, INC.


                                   /s/ Steven E. Opdahl
                                   ------------------------------------------
                                   Steven E. Opdahl
                                   Controller (Principal Accounting Officer)


Dated:   August 14, 1998