Form 10-Q
period 1998-09-30
BMC INDUSTRIES INC/MN/
filed 1998-11-13
CIK 215310

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934.  For the Quarterly Period ended
               September 30, 1998.

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934.  For the transition Period from
               N/A to _____________ .
               ---

Commission File No. 1-8467


                                BMC INDUSTRIES, INC.
               (Exact Name of Registrant as Specified in its Charter)

         MINNESOTA                                        41-0169210
  (State of Incorporation)                     (IRS Employer Identification No.)

          ONE MERIDIAN CROSSINGS, SUITE 850, MINNEAPOLIS, MINNESOTA 55423
                (Address of Principal Executive Offices) (Zip Code)


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

BMC Industries, Inc. has outstanding 27,164,082 shares of common stock as of November 11, 1998. There is no other class of stock outstanding.


                          Exhibit Index Begins at Page 16

                          PART I:   FINANCIAL INFORMATION

                                BMC INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (in thousands)

Item 1:  Financial Statements

                                                    September 30   December 31
ASSETS                                                      1998          1997
-------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                        $      2,742    $    2,383
   Trade accounts receivable, net of allowances           42,496        29,824
   Inventories                                            84,856        70,111
   Deferred income taxes                                  11,315         5,881
   Other current assets                                    8,815        13,595
-------------------------------------------------------------------------------
        Total Current Assets                             150,224       121,794
-------------------------------------------------------------------------------

Property, Plant and Equipment                            280,028       283,070
Less Accumulated Depreciation                            114,292       100,688
                                                    ------------    ----------
   Property, Plant and Equipment, Net                    165,736       182,382
                                                    ------------    ----------
Deferred Income Taxes                                     17,085         1,429
Intangible Assets, Net                                    65,504         2,991
Other Assets                                              11,261        10,811
-------------------------------------------------------------------------------
Total Assets                                        $    409,810    $  319,407
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current Liabilities
   Short-term borrowings                           $         822    $    1,139
   Accounts payable                                       25,566        25,623
   Income taxes payable                                      226         2,830
   Accrued expenses and other liabilities                 24,332        17,288
-------------------------------------------------------------------------------
        Total Current Liabilities                         50,946        46,880
-------------------------------------------------------------------------------

Long-Term Debt                                           209,713        73,426
Other Liabilities                                         18,559        17,718
Deferred Income Taxes                                      2,738         2,631

Stockholders' Equity
   Common stock                                           47,662        62,263
   Retained earnings                                      81,237       118,693
   Accumulated other comprehensive income                  1,047        (1,217)
   Other                                                  (2,092)         (987)
-------------------------------------------------------------------------------
        Total Stockholders' Equity                       127,854       178,752
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity         $     409,810    $  319,407
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                BMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)
                      (in thousands, except per share amounts)

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30                    September 30
                                                             ------------------------------------------------------------
                                                                    1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $    88,584     $    79,086     $   253,609     $   236,470
Cost of products sold                                             81,642          61,813         232,177         181,356
-------------------------------------------------------------------------------------------------------------------------
Gross margin                                                       6,942          17,273          21,432          55,114
Selling                                                            4,545           3,042          11,748           8,616
Administration                                                     1,213           1,006           4,072           3,634
Impairment of long-lived assets                                        -               -          42,800               -
Acquired research and development                                      -               -          11,000               -
-------------------------------------------------------------------------------------------------------------------------
Income from Operations                                             1,184          13,225         (48,188)         42,864
-------------------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                                               (3,949)           (403)         (9,650)           (707)
   Interest income                                                    22              45              99             143
   Other income (expense)                                           (399)             71            (932)            300
-------------------------------------------------------------------------------------------------------------------------

Earnings before Income Taxes                                      (3,142)         12,938         (58,671)         42,600
Income Taxes                                                      (1,173)          4,063         (22,429)         13,853
-------------------------------------------------------------------------------------------------------------------------

Net Earnings                                                 $    (1,969)    $     8,875     $   (36,242)    $    28,747
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share:
     Basic                                                   $     (0.07)    $      0.32     $     (1.34)    $      1.04
     Diluted                                                       (0.07)           0.31           (1.34)           1.01
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


Number of Shares Included in Per Share Computation:
     Basic                                                        26,989          27,681          26,963          27,518
     Diluted                                                      26,989          28,619          26,963          28,524
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                                 $     0.015     $     0.015     $     0.045     $     0.045
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30
                                                                                     ------------------------------------
                                                                                                1998                1997
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities
   Net earnings (loss)                                                               $       (36,242)       $     28,747
   Depreciation and amortization                                                              15,765              10,527
   Write-down of impaired long-lived assets                                                   42,800                   -
   Acquired research and development                                                          11,000                   -
   Deferred income taxes                                                                     (21,174)                (16)
   Changes in operating assets and liabilities                                                (8,560)            (33,631)
-------------------------------------------------------------------------------------------------------------------------
        Total                                                                                  3,589               5,627
-------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities
   Additions to property, plant and equipment                                                (18,202)            (68,203)
   Business acquisitions, net of cash acquired                                              (101,000)             (1,817)
-------------------------------------------------------------------------------------------------------------------------
        Total                                                                               (119,202)            (70,020)
-------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities
   Decrease in short-term borrowings                                                            (292)                (81)
   Increase in long-term debt                                                                133,170              60,278
   Common stock issued (repurchased), net                                                    (14,601)              4,901
   Cash dividends paid                                                                        (1,224)             (1,234)
   Other                                                                                      (1,105)                294
-------------------------------------------------------------------------------------------------------------------------
        Total                                                                                115,948              64,158
-------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                      24                (171)
-------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                             359                (406)
Cash and Cash Equivalents at Beginning of Period                                               2,383               2,544
-------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                           $         2,742        $      2,138
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements

                                BMC INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                      (in thousands, except per share amounts)


1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations and the cash flows for the periods ended September 30, 1998 and 1997. Except for the special charges discussed in footnote 2 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended September 30, 1997 have been reclassified to conform to the presentation for the periods ended September 30, 1998. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1997 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Impairment of Long-Lived Assets/Acquired Research and Development

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 (Statement No. 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS, the Company recorded a charge of $26.7 million ($42.8 million pre-tax) during the quarter ended June 30, 1998 for the write-down of certain Precision Imaged Products (PIP) operations fixed assets, primarily those related to the production of computer monitor masks. Statement No. 121 prescribes that an impairment loss should be recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and the estimated future undiscounted cash flows related to the asset are less than the carrying amount of the asset. After careful assessment of various factors relevant to these assets, including the computer monitor mask market, management determined it was appropriate to write-down the value of these assets and, accordingly, such assets were written down to estimated fair value in accordance with Statement No. 121.

     In addition, in accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition was written-off as a charge of $6.9 million ($11.0 million pre-tax) during the quarter ended June 30, 1998. See footnote 8 for further discussion.

3.   Inventories

                                    September 30, 1998       December 31, 1997
                                    ------------------       -----------------
     Raw materials                          $   28,834              $   24,542
     Work in process                             9,347                  15,971
     Finished goods                             46,675                  29,598
                                            ----------              ----------
          Total Inventories                 $   84,856              $   70,111
                                            ----------              ----------
                                            ----------              ----------

4.   Credit Facilities

     During the second quarter of 1998, the Company entered into a new domestic credit agreement, as amended in July 1998 (the Agreement), with a syndicate of banks for secured borrowings totaling up to $250 million. Borrowings under the Agreement bear interest at the Eurodollar Rate plus 0.5% to 1.625% (7.0625% at September 30, 1998). The rate spread is dependent upon the Company's ratio of debt to cash flow, as defined. In addition, the Company pays a facility fee on unborrowed funds at rates ranging from 0.225% to 0.475% (0.425% at September 30, 1998), depending on the Company's debt to cash flow ratio. Under terms of the Agreement, the Company must meet certain financial covenants, including maintaining a specified consolidated net worth, leverage ratio (debt to cash flow), interest coverage ratio and level of capital expenditures. The Company was in compliance with all covenants under the Agreement and had borrowings of $198 million under the Agreement at September 30, 1998.

     At September 30, 1998, the Company also had long-term and short-term borrowings of $9.5 million under the approximately $20.6 million credit facility maintained by the Company's German subsidiary and other debt totaling approximately $3.0 million. The German and other debt amounts are more completely described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Foreign Currency Exchange Options - As of September 30, 1998, there were no outstanding foreign currency exchange options. As of December 31, 1997, the Company had approximately $3.6 million of outstanding foreign currency exchange options to exchange U.S. dollars for German marks at a set exchange rate. These foreign exchange options do not expose the Company to financial risk as the contracts provide an option to exchange the currencies, but do not obligate the Company to make a foreign currency exchange. Premiums paid for foreign currency exchange options are amortized to Other Expense over the life of the options. Upon exercise of foreign currency exchange options, gains are included in income.

     Interest Rate Swaps - In March 1997, the Company entered into an interest rate swap agreement that allows the Company to swap a variable interest rate for a fixed interest rate of 6.365% (7.74% including current spread of 1.375%) on $15 million of notional debt during a period ending March, 1999. In August 1998, the Company entered into additional multiple interest rate swap agreements for a total of $100 million of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 5.76% plus a specified spread depending on the swap involved (7.12% to 7.14% including current spread of 1.375%). These swaps expire at various dates ranging from July 1999 to August 2000.

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

     Cross-Currency Swaps - In October and November 1998, the Company entered into cross-currency swaps which provide for the Company to swap $20 million of notional debt for the equivalent amount of Japanese yen-denominated debt. Under these swaps, the Company will also effectively swap a U.S. dollar-based interest rate (5.5% at September 30, 1998) for a Japanese yen-based interest rate (1.1% at September 30, 1998). These Japanese yen-based debt derivatives will be accounted for in future periods under mark-to-market accounting. These swaps expire in October and November 2001.

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

     The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended September 30, 1998 and 1997 are as follows:

                                               Three Months Ended              Nine Months Ended
                                                   September 30                   September 30
                                            ------------------------      -------------------------
                                              1998            1997            1998          1997
                                            ----------   -----------      -----------   -----------
     Net earnings (loss)                    $  (1,969)   $    8,875       $  (36,242)   $   28,747
     Foreign currency
       translation adjustments                  2,397        (1,172)           2,264        (4,984)
                                            ----------   -----------      -----------   -----------
     Comprehensive income                   $     428    $    7,703       $  (33,978)   $   23,763
                                            ----------   -----------      -----------   -----------
                                            ----------   -----------      -----------   -----------

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

                                               Three Months Ended              Nine Months Ended
                                                   September 30                   September 30
                                            ------------------------      ------------------------
                                              1998            1997            1998          1997
                                            ----------   -----------      -----------   ----------
     Revenues                               $  88,584    $    88,351      $  269,718    $  264,073
     Net earnings (loss)                       (1,969)         7,970         (37,810)       26,244
     Diluted earnings per share                 (0.07)          0.28           (1.40)         0.92

     The unaudited pro forma condensed combined financial information above is not necessarily indicative of what actual results would have been had the acquisition occurred at the date indicated or indicative of the results that may be expected for the full year ended December 31, 1998. Also, numerous business synergies are projected as a result of the acquisition, including the following: consolidation of selling, marketing, distribution, customer service and administrative functions; consolidation of research and development and technical services functions; optimization of combined production capacity; and improved purchasing leverage. The anticipated financial impact resulting from such synergies has not been reflected in the above pro forma financial information. See the Company's Current Reports on Form 8-K as filed on April 3, 1998 and May 29, 1998 and Current Report on Form 8-K/A filed on July 29, 1998, for additional information regarding the acquisition.

9.   New Accounting Standards

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires additional disclosure only, and as such, is not expected to change net income or stockholders' equity as previously reported by the Company. The statement is effective for the Company's fiscal year ended December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. The statement supersedes the disclosure requirements in SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, No. 88, ACCOUNTING FOR SETTLEMENTS and CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The overall objective is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. SFAS No. 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. This statement is effective for the Company's Fiscal year ended December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES. The new Statement will significantly change how companies account for derivatives and hedging activities, including the following two key elements: (1) all derivatives would be measured at fair value and recognized in the balance sheet as assets or liabilities, and (2) derivatives meeting certain criteria could be specifically designated as a hedge. The Company is currently evaluating the impact of this Statement on the Company. The statement is effective for the Company in the year 2000.

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

                                BMC INDUSTRIES, INC.
             ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Total revenues for the third quarter of 1998 increased $9.5 million or 12% from the third quarter of 1997 driven primarily by additional sales resulting from the Orcolite acquisition. Revenues of the Precision Imaged Products (PIP) group for the third quarter decreased 5% from the prior year period. Television mask unit sales were up 13% over third quarter 1997; however sales dollars were down 9% from the prior year period due primarily to lower invar mask sales and overall price declines. Computer monitor mask sales increased to $7.4 million in the third quarter of 1998 compared to $6.2 million in the third quarter of 1997. For the quarter, AK steel sales of jumbo (30" and larger) television masks were up 18% and large (25" to 29") television masks were up 9% from the prior year period. Invar television mask sales were down 39% for the quarter. Revenues of the Optical Products group increased 51% over the same quarter in the prior year driven by additional sales resulting from the Orcolite acquisition and continued strong sales of high-end products (polycarbonate, high-index, progressive and polarizing sun lenses). On a pro forma basis, Optical Products group revenues increased 9% over the combined Vision-Ease and Orcolite 1997 third quarter revenues. Sales of high-end products increased 114% in the third quarter of 1998 compared to the third quarter of 1997. On a pro forma basis, sales of high-end products grew 23% over the combined Vision-Ease and Orcolite 1997 third quarter revenues.

Cost of products sold were 92% and 78% of revenues for the third quarter of 1998
and 1997, respectively.   The increased cost of products sold percentage was due
primarily to the extended shutdown of three manufacturing lines at the Cortland, New York Mask facility and continued pricing pressure in the Mask business. The Company estimates the extended shutdown of these lines negatively impacted gross margin by approximately $4 million during the quarter; however, this shutdown was instrumental in allowing Mask Operations to reduce their inventory by approximately $10 million during the third quarter. One of the three manufacturing lines that was temporarily shutdown has now resumed operation. Restarting the remaining two lines (one television and one computer monitor) is contingent upon success in growing market share and improved market conditions in the future. The Optical Products group's gross margin also decreased from the prior year's level due primarily to expenses related to the integration of Orcolite and amortization expense related to the Orcolite goodwill.

Selling expenses were $4.5 million or 5.1% of revenues and $3.0 million or 3.8% of revenues for the third quarter of 1998 and 1997, respectively. The increase is primarily due to higher selling expenses associated with the Optical Products group, including promotional expenses related to the new premium line of Tegra-Registered Trademark- polycarbonate lenses.

Interest expense in the third quarter of 1998 was $3.9 million compared to $0.4 million in the third quarter of 1997. This increase was due primarily to the increased debt level and the completion of major capital projects that no longer qualify for the capitalization of interest. The increased debt level resulted primarily from the cash purchase of Orcolite for $101.0 million in May of 1998 and capital spending for expansion projects which were completed in 1997.

The provision for income taxes was 37% and 31% of pre-tax income in the third quarter of 1998 and 1997, respectively. The third quarter 1998 tax rate reflects the effective rate for pre-tax losses plus the benefit of a foreign tax credit for dividends received from the Company's German subsidiary. The third quarter 1997 tax rate was lower because it reflects the effective tax rate on pre-tax income less the benefit from the reduction of the deferred tax asset valuation allowance. The tax rate for the full year of 1998 is currently anticipated to be approximately 38%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Total revenues for the first nine months of 1998 increased $17.1 million or 7% from the first nine months of 1997. Revenues of the PIP group were down $4.9 million or 3% during the same period. Television mask unit sales were up 10% over the first nine months of 1997; however sales dollars were down 14% from the prior year due primarily to a sales mix shift from invar to AK masks and overall price reductions. Computer monitor mask sales increased to $25.4 million in the first nine months of 1998 compared to $11.7 million in the prior year period. For the first nine months of 1998, AK steel sales of jumbo (30" and larger) television masks were up 1% and large (25" to 29") television masks were up 16% from the prior year period. Invar television mask sales were down 44% during the same period. The weakening of the German mark relative to the U.S. dollar had virtually no impact on earnings but reduced sales, as compared with the prior year, by approximately $2 million. Revenues of the Optical Products Group increased 31% over the same period in the prior year driven by additional sales resulting from the Orcolite acquisition and continued strong sales of high-end products (polycarbonate, high-index, progressive and polarizing sun leases). On a pro-forma basis, Optical Products Group revenues, which for 1998 include sales from Orcolite subsequent to the date of acquisition, increased 9% over the combined Vision-Ease and Orcolite 1997 same period revenues. Sales of high-end products increased 126% in the first nine months of 1998 compared to the same period of 1997. On a pro forma basis, sales of high-end products, which for 1998 include sales from Orcolite subsequent to the date of acquisition, grew 24% over the combined Vision-Ease and Orcolite 1997 same period revenues.

Cost of products sold were 92% and 77% of revenues for the first nine months of 1998 and 1997, respectively. The increased cost of products sold percentage was due primarily to Mask Operations and reflects pricing pressure in the mask business, costs associated with the extended shutdown of three manufacturing lines at the Cortland facility, and inventory charges. In addition, significant start-up costs were incurred on the new computer monitor mask line in Cortland in the first quarter of 1998.

Selling expenses were $11.7 million or 4.6% of revenues and $8.6 million or 3.6% of revenues for the first nine months of 1998 and 1997, respectively. The increase is primarily due to higher selling expenses associated with the Optical Products group, including promotional expenses related to the new premium line of Tegra-Registered Trademark- polycarbonate lenses.

The impairment of long-lived assets of $42.8 million reflects the write-down of the value of certain PIP Operations fixed assets, primarily those related to the production of computer monitor masks. In accordance with Statement of Financial Accounting Standards No. 121 (Statement No. 121) ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS, the Company recorded a charge of $26.7 million ($42.8 million pre-tax) during the second quarter of 1998 for write-down of these fixed assets. After careful assessment of various factors relevant to these assets, including the computer monitor mask market, management determined it was appropriate to write-down the value of these assets and, accordingly, such assets were written down to estimated fair value in accordance with Statement No. 121.

In accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition, was written-off as a charge of $6.9 million ($11.0 million pre-tax) during the second quarter of 1998. See footnote 8 for further discussion.

Interest expense in the first nine months of 1998 was $9.7 million compared to $0.7 million in the first nine months of 1997. This increase is due primarily to the increased debt level, debt placement underwriting fees associated with the Orcolite acquisition and the completion of major capital projects that no longer qualify for the capitalization of interest. The increased debt level resulted primarily from the cash purchase of Orcolite for $101 million and capital spending for expansion projects which were completed in 1997.

The provision for income taxes was 38% and 33% of pre-tax income for the first nine months of 1998 and 1997, respectively. The 1998 tax rate reflects the effective rate for pre-tax losses plus the benefit of a foreign tax credit for dividends received from the Company's German subsidiary. The 1997 tax rate was lower because it reflects the standard tax rate on pre-tax income less the benefit from the reduction of the deferred tax asset valuation allowance. The tax rate for the full year of 1998 is currently anticipated to be approximately 38%.

FINANCIAL POSITION AND LIQUIDITY

Debt, net of cash and cash equivalents, increased $135.6 million during the first nine months of 1998. The increased debt level was due primarily to the $101 million acquisition of Orcolite, the $16.6 million stock repurchase in January 1998, capital spending and increased levels of working capital. Working capital was $99.3 million at September 30, 1998 compared to $110.6 million at June 30, 1998 and $74.9 million at December 31, 1997. The increased working capital from December 31, 1997 was due primarily to the Orcolite acquisition and increased inventory and accounts receivable levels to support increased optical sales. During the third quarter, working capital was reduced by $11.3 million, driven by a reduction in inventories of $11.0 million, and debt was reduced by $9.6 million. The current ratio was 2.9 at September 30, 1998 compared to 3.1 at June 30, 1998 and 2.6 at December 31, 1997. The ratio of debt to equity increased to 1.6 at September 30, 1998 compared to 0.4 at December 31, 1997 due to the increased debt levels, the reduction in equity resulting from second quarter 1998 charges and the January 1998 stock repurchase.

During the nine months ended September 30, 1998, the Company had $18.2 million of capital spending and expects a total of $20.0 to $25.0 million of capital spending for the full year of 1998. The Company has a total of approximately $270.0 million in revolving credit facilities. The unused portion of these facilities, along with cash generated from operations, is currently expected to be sufficient to meet the Company's future capital requirements related to its existing base of business. See footnote 4 for details of current credit facilities.

FOREIGN CURRENCY

Fluctuations in foreign currency exchange rates may affect the Company's financial results. The Company has an overall indirect exposure to Asian currencies, primarily the Japanese yen and the Korean won, because the Mask Operations' most significant competitors are Japanese and Korean manufacturers. The Company's strategy is to partially offset this business exposure through the cross-currency swaps discussed below. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this also represents an element of the Company's exposure to currency rate fluctuations.

This exposure is generally addressed as needed through the purchase of forward contracts and options. As of September 30, 1998, the Company had no forward options or contracts. Exposure to foreign currency exchange rate fluctuations also exists with respect to transactions with and transactions within the Company's German, Indonesian and Hungarian operations.

INTEREST RATE SWAPS

In March 1997, the Company entered into an interest rate swap agreement that allows the Company to swap a variable interest rate for a fixed interest rate of 6.365% (7.74% including current spread of 1.375%) on $15.0 million of notional debt during the period ending March 1999. In August 1998, the Company entered into multiple interest rate swap agreements for a total of $100 million of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 5.76% plus a specified spread depending on the swap involved (7.12% to 7.14% including current spread of 1.375%). These swaps expire at various dates ranging from July 1999 to August 2000. These swaps are discussed more fully in footnote 6.

CROSS-CURRENCY SWAPS

In October and November 1998, the Company entered into cross-currency swaps which provide for the Company to swap a total of $20 million of notional debt for the equivalent amount of Japanese yen-denominated debt. Under these swaps, the Company will also effectively swap a U.S. dollar-based interest rate (5.5% at September 30, 1998) for a Japanese yen-based interest rate (1.1% at September 30, 1998). These Japanese yen-based debt derivatives will be accounted for in future periods under mark-to-market accounting. These swaps expire in October and November 2001.

ENVIRONMENTAL

During the third quarter of 1998, the Company signed a Consent Decree among the United States and PRPs for remediation of a site in Cortland, New York. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, PRPs at the site previously filed suit against the Company and sixteen other parties for allegedly sending waste to the site. Subject to U.S. District Court approval, the Consent Decree will settle liability issues for past and future EPA costs and future site remediation costs. The Company also anticipates that the Consent Decree will result in the dismissal of the original PRPs' lawsuit and that the Company will not incur liability for past PRP response costs. It is not currently anticipated that the Company's share of the costs of environmental remediation activities for this site will have a materially adverse effect on the financial condition or results of operations of the Company.

Other than as described above, there are no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ACQUISITIONS

On May 15, 1998, the Company, through a wholly-owned subsidiary, acquired Orcolite, a division of Monsanto Company which produces polycarbonate and plastic ophthalmic lenses, for $101.0 million in cash. Orcolite, headquartered in Azusa, California had sales of $38.0 million for the twelve months ended March 31, 1998 and is well regarded in the ophthalmic lens industry for its manufacturing abilities, product innovation and customer service. See footnote 8 and the Company's Current Reports on Form 8-K as filed on April 3, 1998 and May 29, 1998, and Current Report on Form 8-K/A filed on July 29, 1998, for additional information regarding the acquisition.

MASK OPERATIONS EXTENDED SHUTDOWN

During the third quarter of 1998, the Company shut down three manufacturing lines at the Cortland facility for an extended period of time. These shutdowns were done in conjunction with the Company's normal summer maintenance shutdowns to avoid additional ramp-up time. One of the three manufacturing lines that was temporarily shutdown has now resumed operation. Restarting the remaining two lines (one television and one computer monitor) is contingent upon success in growing market share and improved market conditions in the future.

YEAR 2000 COMPLIANCE

The Company has computer applications at the corporate level and at each of its operating divisions that require or have required modifications made necessary by the upcoming year 2000. The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such programs will be unable to correctly interpret dates beginning in the year 2000 and, as a result, could cause computer system failures or miscalculations. Such failures or miscalculations could cause significant disruptions of operations, including among other things, an inability to process transactions or engage in normal business activities. If appropriate modifications are not made, or are not completed in a timely manner, the Y2K issue could have a material impact on the operations of the Company.

The Company has been addressing the Y2K issue using essentially the following four-phased approach:

     - Phase I - Identification of all computer systems within the Company with exposure to Y2K issues
     - Phase II - For each system, assessment of Y2K issue(s) and required remediation
     -    Phase III - Remediation and testing of systems to be Y2K compliant
     - Phase IV - Assessment of Y2K preparedness of significant third parties

Phase I was formally completed and summarized on a Company-wide basis in early 1998. Phase II is essentially completed for all information technology ("IT") systems and is in process and estimated to be completed by the end of 1998 or early 1999 for all non-IT systems. Non-IT systems are generally embedded technology, such as microcontrollers. Phase III is in various stages of completion depending on the systems involved. For IT systems, the most significant efforts of this phase currently involve the accelerated replacement of non-compliant IT systems within Mask Operations and the remediation and testing of important mainframe applications and operating systems within the Optical Products division. Y2K-compliant integrated IT systems are currently scheduled for implementation in Mask Operations in various phases beginning in early 1999 and continuing through the third quarter of 1999. Y2K remediation and testing within the Optical Products division is currently estimated to be completed by mid-1999. For non-IT systems, phase III is currently scheduled to be completed in conjunction with phase II by early to mid-1999. For phase IV, the Company is in the process of identifying and assessing the Y2K preparedness of significant third parties, including key vendors and service providers, and estimates that this phase will be ongoing throughout the rest of 1998 and 1999.

The Company currently estimates that it will cost $3-4 million using both internal and external resources to address the Y2K issue as discussed above, including the cost of replacing the IT systems within Mask Operations. Through September 30, 1998, the Company had spent less than $1 million of this total estimate. Expenditures related to Y2K preparedness are expected to be funded by cash flow from operations and are not currently expected to impact other operating or investment plans.

Management currently anticipates that the above plan will appropriately resolve the Y2K issue with respect to all material elements under the Company's direct control. However, a number of significant risks do exist, including the potential inability of the Company to obtain (or retain) the proper internal and external resources to fully address all Y2K exposures at the cost estimated, as well as the risk that key suppliers or other significant third parties, including those in utilities, communications, transportation, banking and government, are not prepared for the year 2000.

The Company has not yet established a contingency plan relative to the Y2K issue but currently anticipates establishing such a plan in 1999.

CAUTIONARY STATEMENTS

Certain statements included in this Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements relate to non-historical information which are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements. These statements are qualified by important factors listed separately in "Item 1 - Business" of the Company's Form 10-K for the year ended December 31, 1997, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. In addition to those factors listed in the Company's Form 10-K for the year ended December 31, 1997, the Company's future performance may be subject to additional risks, including integration of the Orcolite acquisition, lower demand for televisions and computer monitors, further mask price declines, inability to penetrate the lead frame market, higher operating expenses and lower yields associated with production start-up, potential future production shut downs, negative foreign currency fluctuations including adverse fluctuations affecting cross-currency swaps, successful customer part qualifications, the effect of the economic uncertainty in Asia and the impact of Y2K information system issues. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                      Part II:    OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 10 and Note 10 of the "Notes to Condensed Consolidated Financial Statements" on page 9.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          10.1 Form of Change of Control Agreement entered into between the Company and Messr. Opdahl (filed herein).

          27.   Financial Data Schedule (filed only in electronic format).

          99.1 News Release, dated October 22, 1998, announcing the third quarter 1998 operating results (filed herein).

          99.2 News Release, dated September 18, 1998, announcing quarterly dividend (filed herein).

     (b)  REPORTS ON FORM 8-K.

          1. The Company filed a Form 8-K, dated as of June 20, 1998, on July 14, 1998 reporting the adoption of a Share Rights Plan.

          2. The Company filed a Form 8-K/A, dated as of May 15, 1998, on July 29, 1998, providing financial information for the business acquired and pro forma financial information related to the acquisition of Monsanto Company's Orcolite business unit.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BMC INDUSTRIES, INC.

                                   /s/Steven E. Opdahl
                                   -----------------------------------------
                                   Steven E. Opdahl
                                   Controller (Principal Accounting Officer)

Dated:   November 13, 1998