Form 10-Q/A
period 1998-06-30
BMC INDUSTRIES INC/MN/
filed 1999-03-26
CIK 215310

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
                                   (in thousands)

Item 1:  Financial Statements

                                                       June 30     December 31
                                                          1998            1997
------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                          $  2,969        $  2,383
   Trade accounts receivable, net of allowances         45,077          29,824
   Inventories                                          95,881          70,111
   Deferred income taxes                                 8,724           5,881
   Other current assets                                  9,775          13,595
------------------------------------------------------------------------------
        Total Current Assets                           162,426         121,794
------------------------------------------------------------------------------

Property, Plant and Equipment                          271,775         283,070
Less Accumulated Depreciation                          110,381         100,688
                                                      --------        --------
   Property, Plant and Equipment, Net                  161,394         182,382
                                                      --------        --------
Deferred Income Taxes                                   18,529           1,429
Intangible Assets, Net                                  67,475           2,991
Other Assets                                            11,139          10,811
------------------------------------------------------------------------------
Total Assets                                          $420,963        $319,407
------------------------------------------------------------------------------
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term borrowings                              $    979        $  1,139
   Accounts payable                                     24,458          25,623
   Income taxes payable                                    415           2,830
   Accrued expenses and other liabilities               25,955          17,288
------------------------------------------------------------------------------
        Total Current Liabilities                       51,807          46,880
------------------------------------------------------------------------------
Long-Term Debt                                         219,164          73,426
Other Liabilities                                       17,570          17,718
Deferred Income Taxes                                    3,757           2,631

Stockholders' Equity
   Common stock                                         46,543          62,263
   Retained earnings                                    84,543         118,693
   Accumulated other comprehensive income               (1,350)         (1,217)
   Other                                                (1,071)           (987)
------------------------------------------------------------------------------
        Total Stockholders' Equity                     128,665         178,752
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $420,963        $319,407
------------------------------------------------------------------------------
------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                BMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)
                      (in thousands, except per share amounts)



                                           Three Months Ended        Six Months Ended
                                                 June 30                  June 30
                                          ---------------------------------------------
                                              1998        1997         1998        1997
---------------------------------------------------------------------------------------
Revenues                                  $ 84,941    $ 80,257     $165,025    $157,384
Cost of products sold                       82,080      58,398      150,535     119,543
---------------------------------------------------------------------------------------
Gross margin                                 2,861      21,859       14,490      37,841
Selling                                      3,914       2,737        7,203       5,574
Administration                               1,529       1,089        2,859       2,628
Impairment of long-lived assets             42,800         -         42,800         -
Acquired research and development            9,500         -          9,500         -
---------------------------------------------------------------------------------------
Income from Operations                     (54,882)     18,033      (47,872)     29,639
---------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                         (4,318)       (160)      (5,701)       (304)
   Interest income                              45          56           77          98
   Other income (expense)                     (389)        (33)        (533)        229
---------------------------------------------------------------------------------------
Earnings before Income Taxes               (59,544)     17,896      (54,029)     29,662
Income Taxes                               (22,392)      5,907      (20,686)      9,790
---------------------------------------------------------------------------------------
Net Earnings                              $(37,152)   $ 11,989     $(33,343)   $ 19,872
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net Earnings Per Share:
     Basic                                $  (1.38)   $   0.44     $  (1.24)   $   0.72
     Diluted                                 (1.38)       0.42        (1.24)       0.70
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Number of Shares Included in Per Share Computation:
     Basic                                  26,905      27,463       26,949      27,437
     Diluted                                26,905      28,496       26,949      28,477
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Dividends Declared Per Share              $  0.015    $  0.015     $   0.03    $   0.03
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)



                                                                               Six Months Ended
                                                                                   June 30
                                                                           -------------------------
                                                                                 1998           1997
----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities
   Net earnings (loss)                                                     $  (33,343)     $  19,872
   Depreciation and amortization                                               10,369          7,088
   Write-down of impaired long-lived assets                                    42,800             -
   Acquired in-process research and development                                 9,500             -
   Deferred income taxes                                                      (18,798)          (142)
   Changes in operating assets and liabilities                                (23,862)       (11,583)
----------------------------------------------------------------------------------------------------
        Total                                                                 (13,334)        15,235
----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities
   Additions to property, plant and equipment                                 (11,532)       (54,048)
   Business acquisitions, net of cash acquired                               (101,000)        (1,817)
----------------------------------------------------------------------------------------------------
        Total                                                                (112,532)       (55,865)
----------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities
   Increase (decrease) in short-term borrowings                                  (158)           211
   Increase in long-term debt                                                 143,251         39,343
   Common stock issued (repurchased), net                                     (15,720)         1,225
   Cash dividends paid                                                           (820)          (822)
   Other                                                                          (84)           294
----------------------------------------------------------------------------------------------------
        Total                                                                 126,469         40,251
----------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                      (17)           (73)
----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                              586           (452)
Cash and Cash Equivalents at Beginning of Period                                2,383          2,544
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                 $    2,969      $   2,092
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements

                                BMC INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                      (in thousands, except per share amounts)


1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and the cash flows for the periods ended June 30, 1998 and 1997. Except for the special charges discussed in footnote 3 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended June 30, 1997 have been reclassified to conform to the presentation for the periods ended June 30, 1998. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1997 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Restatement of 1998 Financial Statements

     The accompanying financial statements for the three and six month periods ended June 30, 1998 have been restated to give effect to the restatement of the charge taken in the quarter ended June 30, 1998 for acquired in-process research and development (IPR&D) purchased as part of the acquisition of Orcolite (see footnote 9). This charge, originally recorded at $11 million (pre-tax), was reduced by $1.5 million and restated to $9.5 million (pre-tax) in order to comply with Securities and Exchange Commission intrepretations regarding techniques used to value IPR&D issued later in 1998. The effect of the restatement reduced the net loss from amounts previously reported by $970 and the net loss per share by $0.03 for both the three and six month periods ended June 30, 1998. The pro forma amounts reflected in footnote 9 have also been restated to reflect the above restatement and to be consistent with the pro forma amounts presented in the 1998 year-end financial statements.

3.   Impairment of Long-Lived Assets/Acquired Research and Development

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

     In addition, in accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition, was written-off as a charge of $6.0 million ($9.5 million pre-tax) during the quarter ended June 30, 1998. See footnote 9 for further discussion.

4.   Inventories


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

5.   Credit Facilities

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

6.   Earnings Per Share

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

7.   Derivative Financial Instruments

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

8.   Comprehensive Income

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

     The components of comprehensive income, net of related tax, for the three-month and six-month periods ended June 30, 1998 and 1997 are as follows:

                                                     Three Months Ended       Six Months Ended
                                                           June 30                June 30
                                                    --------------------     --------------------
                                                        1998        1997         1998        1997
                                                    --------     -------     --------     -------
    Net earnings (loss)                             $(37,152)    $11,989     $(33,343)    $19,872
    Foreign currency translation adjustments             344        (685)        (133)     (3,812)
                                                    --------     -------     --------     -------
    Comprehensive income                            $(36,808)    $11,304     $(33,476)    $16,060
                                                    --------     -------     --------     -------
                                                    --------     -------     --------     -------

9.   Business Acquisition

     On May 15, 1998, the Company, through a wholly-owned subsidiary, acquired the Orcolite business unit of the Monsanto Company for the cash purchase price of $101 million. For financial statement purposes, the acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the fair value of the net tangible assets acquired recorded as intangible assets which are being amortized over periods ranging from 7 to 30 years. In addition, as a result of the acquisition, a $9.5 million (pre-tax) charge was taken after the close of the acquisition in the second quarter of 1998 related to the write-off of acquired in-process research and development. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the Orcolite business unit as if the acquisition had occurred at the beginning of fiscal 1997, with pro forma adjustments to give effect to amortization of goodwill and other intangible assets, depreciation expense on the fair value of property, plant and equipment and interest expense on acquisition debt, together with the related income tax effects. The pro forma adjustments do not include the $9.5 million write-off of acquired in-process research and development mentioned above.

                                                    Three Months Ended        Six Months Ended
                                                          June 30                 June 30
                                                    --------------------     --------------------
                                                        1998        1997         1998        1997
                                                    --------     -------     --------     -------
    Revenues                                         $90,151     $86,715     $179,243    $170,909
    Net earnings (loss)                              (37,692)     11,196      (34,961)     17,936
    Diluted earnings per share                         (1.40)       0.39        (1.30)       0.63



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

10.  New Accounting Standards

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires additional disclosure only, and as such, is not expected to change net income or stockholders' equity as previously reported by the Company. The statement is effective for the Company's fiscal year ended December 31, 1998.


11.  Legal Matters

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

In accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition, was written-off as a charge of $6.0 million ($9.5 million pre-tax) during the quarter. See footnote 9 for further discussion.

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

The charge of $9.5 million represents the value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition as discussed above.

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

ACQUISITIONS

On May 15, 1998, the Company, through a wholly-owned subsidiary, acquired Orcolite, a division of Monsanto Company which produces polycarbonate and plastic ophthalmic lenses, for $101.0 million in cash. Orcolite, headquartered in Azusa, California, had sales of $38.0 million for the twelve months ended March 31, 1998 and is well regarded in the ophthalmic lens industry for its manufacturing abilities, product innovation and customer service. See footnote 9 and the Company's Current Reports on Form 8-K as filed on April 3, 1998 and May 29, 1998, and Current Report on Form 8-K/A filed on July 29, 1998, for additional information regarding the acquisition.

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

                                Part II:    OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 9 and Note 11 of the "Notes to Condensed Consolidated Financial Statements" on page 8.

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

          10.1  Credit Agreement, dated as of May 15, 1998, between the
                Company, Bankers Trust Company as Administrative Agent, NBD
                Bank as Documentation Agent and Various Lending Institutions*.

          10.2  Amended and Restated Credit Agreement, dated as of June 25,
                1998, among the Company, Several Banks, Bankers Trust Company as the Agent and a Lender and NBD Bank as Documentation Agent and a Lender*.

          10.3 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 23, 1998, among the Company, Several Banks, Bankers
                Trust Company as Agent and a Lender, NBD Bank as Documentation
                Agent and Lender*.

          10.4  BMC Stock Option Exercise Loan Program, as amended June 12,
                1998*.

          27.   Financial Data Schedule (filed only in electronic format)

          99.1 News Release, dated July 24, 1998, announcing the second quarter 1998 operating results*.

          99.2 News Release, dated June 30, 1998, announcing the adoption of a Share Rights Plan*.

          99.3 News Release, dated June 9, 1998, announcing expected operating earnings shortfall for second quarter and total year 1998*.

          99.4 News Release, dated June 4, 1998, announcing quarterly dividend*.

          99.5  News Release, dated May 18, 1998, announcing new
                Controller*.

          99.6 News Release, dated May 18, 1998, announcing completion of the acquisition of Orcolite operations*.

          * Incorporated by reference to corresponding exhibit to the Company's Current Report on Form 10-Q dated and filed with the commission on August 14, 1998 (File No. 1-8467)

     (b)  REPORTS ON FORM 8-K.

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


Dated:   March 26, 1999