Form 10-Q/A
period 1998-09-30
BMC INDUSTRIES INC/MN/
filed 1999-03-26
CIK 215310

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
                                   (in thousands)

Item 1:  Financial Statements

                                                    September 30   December 31
ASSETS                                                      1998          1997
-------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                        $      2,742    $    2,383
   Trade accounts receivable, net of allowances           42,496        29,824
   Inventories                                            84,856        70,111
   Deferred income taxes                                  11,315         5,881
   Other current assets                                    8,815        13,595
-------------------------------------------------------------------------------
        Total Current Assets                             150,224       121,794
-------------------------------------------------------------------------------

Property, Plant and Equipment                            280,028       283,070
Less Accumulated Depreciation                            114,292       100,688
                                                    ------------    ----------
   Property, Plant and Equipment, Net                    165,736       182,382
                                                    ------------    ----------
Deferred Income Taxes                                     16,515         1,429
Intangible Assets, Net                                    67,004         2,991
Other Assets                                              11,261        10,811
-------------------------------------------------------------------------------
Total Assets                                        $    410,740    $  319,407
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current Liabilities
   Short-term borrowings                           $         822    $    1,139
   Accounts payable                                       25,566        25,623
   Income taxes payable                                      226         2,830
   Accrued expenses and other liabilities                 24,332        17,288
-------------------------------------------------------------------------------
        Total Current Liabilities                         50,946        46,880
-------------------------------------------------------------------------------

Long-Term Debt                                           209,713        73,426
Other Liabilities                                         18,559        17,718
Deferred Income Taxes                                      2,738         2,631

Stockholders' Equity
   Common stock                                           47,662        62,263
   Retained earnings                                      82,167       118,693
   Accumulated other comprehensive income                  1,047        (1,217)
   Other                                                  (2,092)         (987)
-------------------------------------------------------------------------------
        Total Stockholders' Equity                       128,784       178,752
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity         $     410,740    $  319,407
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                BMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)
                      (in thousands, except per share amounts)

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30                    September 30
                                                             ------------------------------------------------------------
                                                                    1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $    88,584     $    79,086     $   253,609     $   236,470
Cost of products sold                                             81,642          61,813         232,177         181,356
-------------------------------------------------------------------------------------------------------------------------
Gross margin                                                       6,942          17,273          21,432          55,114
Selling                                                            4,545           3,042          11,748           8,616
Administration                                                     1,213           1,006           4,072           3,634
Impairment of long-lived assets                                        -               -          42,800               -
Acquired research and development                                      -               -           9,500               -
-------------------------------------------------------------------------------------------------------------------------
Income from Operations                                             1,184          13,225         (46,688)         42,864
-------------------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                                               (3,949)           (403)         (9,650)           (707)
   Interest income                                                    22              45              99             143
   Other income (expense)                                           (399)             71            (932)            300
-------------------------------------------------------------------------------------------------------------------------

Earnings before Income Taxes                                      (3,142)         12,938         (57,171)         42,600
Income Taxes                                                      (1,173)          4,063         (21,859)         13,853
-------------------------------------------------------------------------------------------------------------------------

Net Earnings                                                 $    (1,969)    $     8,875     $   (35,312)    $    28,747
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share:
     Basic                                                   $     (0.07)    $      0.32     $     (1.31)    $      1.04
     Diluted                                                       (0.07)           0.31           (1.31)           1.01
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


Number of Shares Included in Per Share Computation:
     Basic                                                        26,989          27,681          26,963          27,518
     Diluted                                                      26,989          28,619          26,963          28,524
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                                 $     0.015     $     0.015     $     0.045     $     0.045
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 BMC INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30
                                                                                     ------------------------------------
                                                                                                1998                1997
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities
   Net earnings (loss)                                                               $       (35,312)       $     28,747
   Depreciation and amortization                                                              15,765              10,527
   Write-down of impaired long-lived assets                                                   42,800                   -
   Acquired research and development                                                           9,500                   -
   Deferred income taxes                                                                     (20,604)                (16)
   Changes in operating assets and liabilities                                                (8,560)            (33,631)
-------------------------------------------------------------------------------------------------------------------------
        Total                                                                                  3,589               5,627
-------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities
   Additions to property, plant and equipment                                                (18,202)            (68,203)
   Business acquisitions, net of cash acquired                                              (101,000)             (1,817)
-------------------------------------------------------------------------------------------------------------------------
        Total                                                                               (119,202)            (70,020)
-------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities
   Decrease in short-term borrowings                                                            (292)                (81)
   Increase in long-term debt                                                                133,170              60,278
   Common stock issued (repurchased), net                                                    (14,601)              4,901
   Cash dividends paid                                                                        (1,224)             (1,234)
   Other                                                                                      (1,105)                294
-------------------------------------------------------------------------------------------------------------------------
        Total                                                                                115,948              64,158
-------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                      24                (171)
-------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                             359                (406)
Cash and Cash Equivalents at Beginning of Period                                               2,383               2,544
-------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                           $         2,742        $      2,138
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

2.   Restatement of 1998 Financial Statements

     The accompanying financial statements for the nine month period ended September 30, 1998 have been restated to give effect to the restatement of the charge taken in the quarter ended June 30, 1998 for acquired in-process research and development (IPR&D) purchased as part of the acquisition of Orcolite (see footnote 9). This charge, originally recorded at $11 million (pre-tax), was reduced by $1.5 million and restated to $9.5 million (pre-tax) in order to comply with Securities and Exchange Commission interpretations regarding techniques used to value IPR&D issued later in 1998. The effect of the restatement reduced the net loss from amounts previously reported by $970 and the net loss per share by $.03 for the nine month period ended September 30, 1998. The pro forma amounts reflected in footnote 9 have also been restated to reflect the above restatement and to be consistent with the pro forma amounts presented in the 1998 year-end financial statements.

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

     In addition, in accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition was written-off as a charge of $6.0 million ($9.5 million pre-tax) during the quarter ended June 30, 1998. See footnote 9 for further discussion.

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

     The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended September 30, 1998 and 1997 are as follows:

                                               Three Months Ended              Nine Months Ended
                                                   September 30                   September 30
                                            ------------------------      -------------------------
                                              1998            1997            1998          1997
                                            ----------   -----------      -----------   -----------
     Net earnings (loss)                    $  (1,969)   $    8,875       $  (35,312)   $   28,747
     Foreign currency
       translation adjustments                  2,397        (1,172)           2,264        (4,984)
                                            ----------   -----------      -----------   -----------
     Comprehensive income                   $     428    $    7,703       $  (33,048)   $   23,763
                                            ----------   -----------      -----------   -----------
                                            ----------   -----------      -----------   -----------

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

                                               Three Months Ended              Nine Months Ended
                                                   September 30                   September 30
                                            ------------------------      ------------------------
                                              1998            1997            1998          1997
                                            ----------   -----------      -----------   ----------
     Revenues                               $  88,584    $    86,788      $  267,827    $  257,697
     Net earnings (loss)                       (1,969)         8,082         (36,930)       26,018
     Diluted earnings per share                 (0.07)          0.28           (1.37)         0.91

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

In accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition, was written-off as a charge of $6.0 million ($9.5 million pre-tax) during the second quarter of 1998. See footnote 9 for further discussion.

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

                      Part II:    OTHER INFORMATION

ITEM 1. With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 10 and Note 11 of the "Notes to Condensed Consolidated Financial Statements" on page 9.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          10.1 Form of Change of Control Agreement entered into between the Company and Messr. Opdahl*.

          27.   Financial Data Schedule (filed only in electronic format).

          99.1 News Release, dated October 22, 1998, announcing the third quarter 1998 operating results*.

          99.2 News Release, dated September 18, 1998, announcing quarterly dividend*.

          * Incorporated by reference to corresponding exhibit to the Company's Current Report on Form 10-Q dated and filed with the Commission on November 13, 1998 (File No. 1-8467).

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

Dated:   March 26, 1999