Form 10-K
period 1998-12-31
BMC INDUSTRIES INC/MN/
filed 1999-03-31
CIK 215310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________
Commission File No.:  1-8467

                              BMC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                  41-0169210
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

ONE MERIDIAN CROSSINGS, SUITE 850, MINNEAPOLIS, MN                 55423
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area code: (612) 851-6000


           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
COMMON STOCK                                     NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock (its only voting stock) held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock as reported on the New York Stock Exchange on March 24, 1999, was approximately $119.5 million. As of March 24, 1999, there were 27,226,380 shares of common stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I , II and IV of this report on Form 10-K incorporate by reference information, to the extent specific pages are referred to herein, from the registrant's annual report to stockholders for the year ended December 31, 1998.
Part III of this report on Form 10-K incorporates by reference information, to the extent specific sections are referred to herein, from the registrant's proxy statement for its annual meeting of stockholders to be held May 12, 1999.

                                TABLE OF CONTENTS

PART I.
Item 1.        Business.....................................................   1
Item 2.        Properties...................................................  11
Item 3.        Legal Proceedings............................................  12
Item 4.        Submission of Matters to a Vote of Security Holders..........  12
Item 4A.       Executive Officers of the Registrant.........................  12

PART II.
Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters......................................  13
Item 6.        Selected Financial Data......................................  13
Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................  13
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...  14
Item 8.        Financial Statements and Supplementary Data..................  14
Item 9.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure......................  14

PART III.
Item 10.       Directors and Executive Officers of the Registrant...........  14
Item 11.       Executive Compensation.......................................  14
Item 12.       Security Ownership of Certain Beneficial Owners
                   and Management...........................................  14
Item 13.       Certain Relationships and Related Transactions...............  15

PART IV.
Item 14.       Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K..............................................  15
               Signatures...................................................  19


                                     PART I

         Certain statements contained in this report are forward-looking statements within in the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by the statutes. These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties - such as those discussed in the section entitled "Factors That May Affect Future Results" below
- that could cause actual results to differ materially from those expressed or forecasted. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this 10-K. These factors also should not be considered an exhaustive list. We do not undertake the responsibility to update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS.

BMC Industries, Inc., a Minnesota corporation ("BMC", "we" "our", or "us"), has two operating segments that manufacture and sell a variety of products:
Precision Imaged Products ("PIP") and Optical Products. PIP is comprised of two units, Mask Operations and Buckbee-Mears St. Paul ("BMSP"), which share process manufacturing technology and one manufacturing facility. Mask Operations, the segment's principal business, produces aperture masks, an integral component of color televisions and computer monitors. BMSP is the leading domestic producer of precision photo-etched metal and electroformed parts. Optical Products, through our Vision-Ease subsidiaries, designs, manufactures and distributes polycarbonate, glass and hard-resin plastic ophthalmic lenses.

In May 1998, Vision-Ease acquired the Orcolite polycarbonate and hard-resin plastic lens ophthalmic manufacturing and distribution operations of Monsanto Company. This acquisition solidified Vision-Ease's position as the leading designer, manufacturer and distributor of ophthalmic lenses made from polycarbonate material, which is the world's fastest growing ophthalmic lens material. Following the acquisition, we dedicated substantial resources to the integration of the former Orcolite operations into those of Vision-Ease. We merged technologies, eliminated redundant distribution systems, reorganized sales and marketing and allocated manufacturing responsibilities by product type. We also made significant progress on new product development during the year, particularly in the higher margin premium products category, such as the Tegra-TM- high performance polycarbonate product line. During the fourth quarter of 1998, we installed our new proprietary lamination system with retail customers for testing. This system is designed to produce finished multi-focal polycarbonate lenses on-site through a simple and quick procedure. In addition, we completed the move of our low-cost Jakarta, Indonesia glass manufacturing operations to a new, larger facility and began sourcing hard-resin plastic lenses through a low-cost manufacturer in Mexico.

Our Mask Operations experienced difficulties during 1998 due to a combination of market forces and internal shortcomings. The 1997 start-up of two new lines, one for television masks and one for computer monitor masks, at our Cortland, New York facility caused disruptions to existing operations at the facility. These disruptions, which negatively impacted yields on existing lines, continued into 1998. At the same time, we took longer than expected to start up the computer monitor mask production line and we built a significant amount of inventory due to missed customer commitments and internal issues. While we were addressing these internal issues, the aperture mask market experienced an imbalance of mask supply and demand, which resulted in significant price declines in aperture masks, particularly computer monitor masks. The combination of lower prices and lower yields and higher expenses associated with product line start-ups forced us to make major expense reductions. The imbalance of mask supply and demand lead to the shutdown of three manufacturing lines at our Cortland facility, two of which remained idle the entire second half of 1998. We restarted one television mask line in the fourth quarter of 1998. We restarted the computer monitor mask line in the first quarter of 1999. During the shutdown in 1998, we reduced mask inventories by over $16 million and established systems to minimize inventory in the future. We also incurred a one-time charge of $26.7 million for the write-down of certain PIP fixed assets, primarily related to computer monitor masks. Finally, in February 1999, we filed an anti-dumping petition against Japanese and South Korean mask manufacturers for pricing certain masks at levels we believe are below cost.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Financial information about our operating segments for the three most recent fiscal years is contained on pages 32 - 34 of our annual report to stockholders for the year ended December 31, 1998, and is incorporated herein by reference.

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

PRECISION IMAGED PRODUCTS

PRODUCTS AND MARKETING. Mask Operations has manufacturing operations in Cortland, New York and Mullheim, Germany and an inspection facility in Tatabanya, Hungary. BMSP has a manufacturing facility in St. Paul, Minnesota and shares manufacturing operations with Mask Operations at the Mullheim facility. The Cortland and Mullheim facilities primarily manufacture aperture masks. The St. Paul facility primarily manufactures precision photo-etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. BMSP uses a continuous precision parts etching line at our Mullheim facility to supply semi-finished precision photo-etched parts, including those used in lead frames. Four customers each accounted for more than 10% of PIP's 1998 total revenues, three of which also contributed more than 10% of our total consolidated revenues for 1998. Thomson, S.A. of France, including its U.S. based operations, accounted for approximately 17% of our 1998 total revenues. Thomson produces televisions in North America and Europe under various trademarks, including RCA and GE. Samsung Display Devices Co., Ltd., of South Korea, accounted for approximately 15% of our 1998 total revenues. Philips Components B.V. of the Netherlands accounted for approximately 10% of our 1998 total revenues. Matsushita of Japan accounted for less than 10% of our 1998 total revenues, but did account for approximately 11% of PIP's 1998 total revenues.

Aperture masks are photo-chemically etched fine screen grids found in color televisions and computer monitors and consist of thousands of precise, conically shaped holes designed to focus the electron beam on the proper phosphor color stripe to produce a crisp image. Aperture masks are made from steel or invar, a nickel and iron alloy, and range in size from 6-inch to 40-inch diagonal dimensions. We manufacture aperture masks ranging from 14-inch to 36-inch diagonal dimensions. Our facilities employ an automated continuous photochemical etching process that we originally developed. We sell aperture masks directly to color television and computer monitor tube manufacturers in North America, Europe, India and Asia through an in-house sales staff. Sales of aperture masks comprised 54%, 61% and 60% of our consolidated total revenues in 1998, 1997 and 1996, respectively.

In 1997, we established a dedicated, low-cost inspection facility in Tatabanya to inspect computer monitor masks manufactured in Mullheim. This facility allows us to provide quick response to the Mullheim facility's Asian and European customers. During 1998, we began transferring an additional portion of our mask inspection from the Mullheim and Cortland facilities to Tatabanya. We believe these transfers will result in increased cost savings in 1999 and beyond.

Since the start-up of our first monitor mask manufacturing line at Mullheim in 1995, we have dedicated significant resources to increasing monitor mask sales and obtaining customer qualifications. Despite the shut-down of our monitor mask line at Cortland during the second half of 1998, our concentrated efforts resulted in monitor masks sales of $36.7 million during 1998, a 79.2% increase over 1997 sales. In addition, we were qualified on several additional 14 inch to 19 inch monitor masks in 1998. We restarted our monitor mask line at Cortland during the first quarter of 1999 and we currently expect to fill this line over the course of 1999 through growth in the monitor mask market and additional product qualifications.

We continue to dedicate significant resources to the development of automation systems for the back end of our manufacturing process. We added automated material handling systems to two of Mask Operations' eight production lines during 1998, which followed the implementation of three systems in 1997. We also made substantial progress in developing an automatic inspection system, which we tested in concept during 1998 and have scheduled for implementation in 1999.

We are engaged in ongoing efforts to develop the manufacturing and technical expertise to produce a variety of new products, including high definition television ("HDTV"), multimedia and pure flat mask products. We have delivered limited quantities of these masks to customers engaged in these segments. We believe these efforts position us well to realize the future sales and product opportunities that are expected to develop in these segments.

BMSP manufactures precision photo-etched metal and electroformed components. We sell these components through in-house sales personnel and manufacturer representatives for use in the electrical, automotive, filtration, medical and semiconductor industries. BMSP's products currently include switch contacts, ignition components, medical device components, reusable filtration devices, precision sorting sieves and etched lead frames. We sell our precision photo-etched metal and electroformed parts to approximately 200 industrial users.

During 1998, BMSP continued our strategy of leveraging BMSP's high-volume precision capabilities to attract large end-product manufacturers for joint research and product development projects. We continued to make progress with partners in the automotive and medical industries in 1998. BMSP also achieved ISO 9002 certification in 1998, which is a critical prerequisite for supplying a broad base of customers.

INTELLECTUAL PROPERTY. We have a number of patents which are important to the success of our PIP operations. These patents range in their expiration dates from 1999 to 2014. We believe the loss of any single patent would not have a material adverse effect on our business as a whole. We believe that improvement of existing products and processes and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining our competitive position. At the same time, we continue to seek patent protection for our products and processes on a selective basis. There can be no assurance, however, that any issued patents will provide substantial protection or commercial value. We require our consultants and employees to agree in writing to maintain the confidentiality of our information and, within certain limits, to assign to us any inventions, and any patent or other intellectual property rights, relating to our business.

COMPETITION. The aperture mask and precision etched metal and electroformed parts industries are intensely competitive, with no one competitor dominating the market. We compete principally on the basis of price, product quality and product availability. We also attempt to build preferred supplier and research and development arrangements with customers to best meet their current and new product requirements. In order to remain competitive on pricing, we implemented substantial cost reduction measures in 1998. There can be no assurance, however, that these efforts will be successful or that our competitors will not attract our customer base through new products or processes that are more effective or less expensive than our products and processes. In addition, there can be no assurance that customers will not vertically integrate to meet their component requirements through captive supply.

We are one of only five independent mask manufacturers in the world and the only independent mask manufacturer with production facilities in the United States. Our primary mask competitors operate in Japan. In addition, several color picture tube manufacturers operate captive mask production facilities and two state directed ventures operate in China. Independent mask manufacturers supply approximately 85% of the global mask market, with BMC among the largest at an estimated 16% of the combined television and monitor mask market share. We supplied approximately 21% of the worldwide demand for television masks and 6% of the demand for monitor masks in 1998. Many producers compete in the market for precision photo-etched and electroformed metal parts. There is no clear market share leader, however, in this fragmented industry. With respect to etched lead frames, we compete against established producers mostly located in Asia. Some of the manufacturers also produce aperture masks. We are working to improve our volume manufacturing capability and to reduce costs further in order to compete against these lead frame manufacturers, many of whom have established customer bases and greater financial resources. There can be no assurance, however, that we will achieve the manufacturing capabilities and cost reductions necessary to compete in this market.

SUPPLIES. Each of our PIP operations has available multiple sources of raw materials needed to manufacture our products. Our Cortland facility imports all of its steel and invar requirements from Japan and Germany. Our Mullheim facility obtains a majority of its steel and invar requirements from

Germany, but obtains a portion of its requirements from Japan. Importation of steel into the United States is subject to certain restrictions imposed by U.S. federal trade legislation and regulations, but we have successfully challenged these restrictions in the past, including obtaining a separate harmonized tariff classification for the steel used in aperture masks. We do not anticipate difficulty in obtaining steel or any other raw materials. Our inability to obtain these materials, however, could have a material adverse effect on production at certain of our manufacturing locations.

BACKLOG. As of December 31, 1998, the firm backlog of PIP sales orders was $20.0 million, compared with $22.4 million as of December 31, 1997. We expect that all of the December 31, 1998 backlog orders will be filled within the current fiscal year.

ENVIRONMENTAL. The chemical etching of metals, which is performed by all PIP operations, requires the utilization of chemical substances that must be handled in accordance with federal, state, local and foreign environmental and safety laws and regulations. The etching processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The wastewater is treated using on-site wastewater treatment systems. We employ systems for either disposing of wastes in accordance with applicable laws or regulations or recycling the chemicals we use through the manufacturing process. Environmental and other government agencies monitor the wastes and the wastewater treatment systems to ensure compliance with applicable standards. Environmental regulations place responsibility for waste on the generator even after proper disposal. There can be no assurance, therefore, that we will not incur future liability for waste disposal despite our best efforts to dispose of all wastes properly. As of March 24, 1999, we were involved in a total of eight (8) sites where environmental investigations were occurring and final settlement had not been reached, of which two (2) relate to discontinued operations, four (4) relate to PIP operations and two (2) relate to Optical Products operations.

During 1998, we made significant progress toward resolution of a lawsuit relating to a site in Cortland, New York. In connection with this site, the Environmental Protection Agency ("EPA") initially identified five potentially responsible parties ("PRPs") at the site and ordered these PRPs to address the site. These initial PRPs filed suit in U.S. District Court against BMC and 16 other parties seeking contribution for our alleged share of contamination at the site. During the third quarter of 1998, we signed a Consent Decree with the EPA and the other PRPs for remediation of the site. Upon approval from the U.S. District Court, we anticipate that the Consent Decree will result in the dismissal of the initial PRP's lawsuit and that we will be relieved of liability for past PRP costs.

To the extent possible with the amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to the sites at which an investigation is ongoing or threatened, have recorded accruals for our estimated liability in accordance with generally accepted accounting principles, and are of the opinion that our liability with respect to these sites should not have a material adverse effect on our financial position or the results of our operations. In arriving at this conclusion, we have considered, among other things, the payments that have been made with respect to the sites in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs at such sites; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs for a site, if known; existing technology; and the currently enacted laws and regulations. A portion of the costs and related liability for certain sites has been or will be covered by available insurance.

We estimate that PIP incurred approximately $7.2 million in 1998 and $5.8 million in 1997 on expenditures, including capital expenditures, related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, we estimate that PIP will spend approximately $6.1 million in 1999 and $5.0 million in 2000 on capital expenditures for environmental control facilities.

SEASONALITY. Our revenues and earnings from PIP operations are generally lower in the first and third quarters due to maintenance shutdowns at the Cortland and Mullheim facilities. The seasonality of end products in this segment, televisions and computer monitors, also affects our annual earnings pattern.

EMPLOYEES. As of December 31, 1998, PIP had approximately 1,648 employees in the United States and Europe. The majority of these employees are not represented by labor unions. Labor relations are considered to be good and there have been no significant labor disputes in the past ten years.

OPTICAL PRODUCTS

PRODUCTS AND MARKETING. Optical Products, operating under the Vision-Ease trade name, designs, manufactures and distributes ophthalmic lenses. The group's headquarters is located in Brooklyn Park, Minnesota. We have lens manufacturing operations in Azusa, California; Ramsey, Minnesota; St. Cloud, Minnesota; and Jakarta, Indonesia. We also have 15 lens distribution centers in the U.S., Canada and England. We manufacture ophthalmic lenses from three principal materials: polycarbonate, glass and hard-resin plastic. Within each of these lens materials, we offer single-vision lenses, which have a constant corrective power at all points; multi-focal lenses, which have two or more distinct areas of different corrective power; progressive lenses, which are a type of multi-focal lenses with a continuous gradient of different corrective power without the line or "jump" generally associated with other multi-focal lenses; and non-prescription lenses that are used primarily for sunglasses. We also produce these lenses with anti-reflective and scratch-resistant coatings to meet increasing demand for value-added products.

We sell semi-finished lenses to independent wholesale optical laboratories or retail outlets with on-site laboratories, which then finish the lens by grinding and polishing the inside surface of the lens according to the prescription provided by the optometrist or ophthalmologist. After processing, the lens is edged and inserted into a frame by either the wholesale laboratory or a retail optical dispenser. We sell finished single-vision lenses to wholesale and retail laboratories. These finished lenses are ready to be edged and inserted into the frame without laboratory surfacing.

Polycarbonate is the world's fastest growing lens material. Polycarbonate lenses account for the majority of our lens sales. The polycarbonate lens market in the United States grew at a rate in excess of 20% in 1998 and in excess of 15% on a compound basis for the last 15 years. With the acquisition of the Orcolite division of Monsanto Company in May 1998, we solidified our position as the leading supplier of polycarbonate lenses. During 1998, we also completed the move from our former polycarbonate manufacturing operation in Brooklyn Center, Minnesota to our new $10 million manufacturing facility in Ramsey. We divide manufacturing responsibility for finished and semi-finished single-vision and semi-finished multi-focal polycarbonate lenses, including progressives, between the former Orcolite facility in Azusa and our new Ramsey facility. We also use the Ramsey facility for centralized distribution and research and development.

We continue to experience diminishing sales of lenses made from glass as the lens market continues to move toward polycarbonate and hard-resin plastic lenses. We produce semi-finished glass multi-focal and finished and semi-finished single-vision lenses at our St. Cloud and Jakarta operations. During 1998, we completed the move of the Jakarta operations to a new facility outside Jakarta. This facility is operated through a majority-owned joint venture and provides a captive supply of low-cost glass lenses.

We manufacture hard-resin plastic lenses in both standard plastic lenses and high-index plastic lenses. We produce a portion of our hard-resin plastic lens requirements at our St. Cloud and Azusa facilities. We obtain the remainder of our hard-resin plastic lens requirements through supply agreements with low cost manufacturers in Mexico and Southeast Asia. We have commitments to buy approximately $17.0 million of lenses from the Southeast Asian manufacturer from January 1999 through June 2000. Under our supply agreement with the Mexican manufacturer, we supply the equipment and materials needed to produce our ongoing product requirements. Our Mexican partner supplies the facility and employees. These sourcing arrangements allow us to focus manufacturing capabilities on higher-margin products while offering a complete line of lens products at cost competitive prices.

We invest significant resources in process and product research and development, particularly in polycarbonate lens development and other higher margin products. These investments have resulted in the successful introduction of several new products. In 1996 and 1997, we introduced a broad line of VersaLite-Registered Trademark- thin and light lenses; VersaLite-Registered Trademark- SunRx-Registered Trademark-, a premium glare reducing sun lens; a durable, abrasion-resistant OnGuard-Registered Trademark- coating; progressive SunRx-Registered Trademark- lenses; and a premium line of polycarbonate lenses bearing the Tegra-TM- trade name. Tegra-TM- lenses have an advanced aspheric design, super hard scratch-resistant coating and other distinctive features. During 1998, we expanded the Tegra-TM- product line into single-vision products and launched a new progressive bifocal lens, under the Outlook-TM- trade name, which was designed specifically for polycarbonate material. This lens was designed to accommodate a broader range of frame types than any other lens on the market. After several years of development, we also initiated customer testing of our new lamination system during the fourth quarter of 1998. This system uses proprietary technology to produce quality, thin, multi-focal lenses equivalent to those produced by a laboratory. We intend to offer the lamination system to retailers and dispensers who want to produce finished multi-focal polycarbonate lenses on a rapid service and on-site basis. We also acquired in-process research and development through the Orcolite acquisition. We intend to continue making significant investments in product and process design and development for all lens materials.

We market our lenses to more than 750 wholesalers and retailers in the United States and to more than 60 wholesalers and retailers internationally. No single customer accounted for more than 10% of our total revenues on a consolidated basis in 1998, but one customer, Precision LensCrafters, accounted for approximately 13% of Vision-Ease's total revenues in 1998 and 10% in 1997. Precision LensCrafters operates retail chain outlets throughout the United States and is headquartered in Cincinnati, Ohio.

While assimilating the former Orcolite operations into our Vision-Ease operations, we realigned, and added to, our sales and marketing team. This sales force is organized according to key accounts and market segments. Building on Orcolite's international polycarbonate market penetration, we added resources dedicated solely to international sales and marketing. We also significantly increased marketing efforts toward our branded products, as well as resources dedicated to supporting and building relationships at the dispenser level. We believe that positive relationships with these professionals are necessary to increase sales of our branded products, such as Tegra-TM-. We believe these focused efforts will be successful based on 130% growth in SunRx-Registered Trademark- polarized polycarbonate lens sales.

INTELLECTUAL PROPERTY. We have several patents protecting certain of the products and manufacturing processes of our Vision-Ease operations. These patents have expiration dates ranging from 1999 to 2015. We believe the loss of any single patent would not have a material adverse effect on our business as a whole. We believe that improvement of existing products and processes, the development of new lens products and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining our competitive position. At the same time, we continue to seek patent protection for our products and processes on a selective basis. There can be no assurance, however, that any issued patents will provide substantial protection or commercial value. We require our consultants and employees to agree in writing to maintain the confidentiality of our information and, within certain limits, to assign to us any inventions, and any patent or other intellectual property rights, relating to our business. We also have several trademarks, including trademarks obtained through the Orcolite acquisition. As part of our marketing strategy to build sales of branded products, we have increased our use of trademarks. Although there are no assurances as to the strength or scope of our trademarks, we believe that these trademarks have been and will be useful in developing and protecting market recognition for our products.

COMPETITION. The ophthalmic lens industry is highly competitive. We compete principally on the basis of product offerings, pricing, product quality and customer service. Vision-Ease is the third largest ophthalmic lens manufacturer and distributor in the United States, with a substantially smaller share of the global lens market. Our largest competitors are Essilor International and Sola International Inc., who have a combined share of approximately 70% of the ophthalmic lens market in the United States and 50% of the world-wide lens market. Many of our competitors, particularly Essilor and Sola, have greater financial resources than Vision-Ease to fund research, development, capital expenditures. Some competitors also have vertically integrated wholesale laboratories. In order to successfully compete in this market, we employ a strategy of combined marketing, product development, customer service and cost reduction efforts. Through the establishment of low-cost operations and sourcing arrangements in Southeast Asia and Mexico, we have maintained competitiveness on low-margin lens products. At the same time, we have increased the breadth of product offerings, including value-added lenses, to meet the total lens requirements of our customers. Building upon our leadership position in polycarbonate lenses, we have dedicated a substantial portion of our process and product development efforts toward product offerings in this fast growing market. There can be no assurance, however, that we will succeed in developing competitive new products, leveraging our polycarbonate strength into growth in other lens materials and product offerings, maintaining our polycarbonate leadership position or converting brand equity into increased sales.

SUPPLIES. Vision-Ease has available multiple sources of the raw materials needed to manufacture all of its products. We obtain the majority of our hard-resin plastic lenses, however, through sourcing arrangements in Southeast Asia and Mexico. Although we have limited in-house manufacturing capabilities for hard-resin plastic lenses, we do not have alternative sources for large volumes of these lenses. In addition, the importation of raw materials and final products into and out of these foreign territories is subject to certain trade restrictions imposed by foreign and United States trade regulations that could result in the disruption of supply. Although we do not anticipate any disruption to our supply of hard-resin plastic lenses, our inability to obtain these or other materials could have a material adverse effect on Vision-Ease's operations.

BACKLOG AND INVENTORY. Due to the importance in the ophthalmic lens industry of rapid turnaround time from order to shipment, the backlog of sales orders is not material. We must maintain a significant amount of inventory, however, in order to satisfy the rapid response time and complete product offerings across glass, hard resin plastic and polycarbonate demanded by our customers.

ENVIRONMENTAL. As part of our lens manufacturing process, we use hazardous chemical substances that must be handled in accordance with applicable federal, state, local and foreign environmental and safety laws and regulations. The lens manufacturing processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. We employ systems for either disposing of wastes in accordance with applicable laws and regulations or recycling the chemicals we use through the manufacturing process. Environmental and other government agencies monitor the wastes and the wastewater treatment systems to assure compliance with applicable standards. Environmental regulations place responsibility for waste on the generator even after proper disposal. There can be no assurance, therefore, that we will not incur future liability for waste disposal despite our best efforts to dispose of all wastes properly. As of March 24, 1999, we were involved in a total of eight
(8) sites where environmental investigations were occurring and final settlement had not been reach, of which two (2) relate to discontinued operations, four (4) relate to PIP operations and two (2) relate to Optical Products operations.

Included within the sites listed above is an ongoing investigation at our former Ft. Lauderdale, Florida hard-resin plastic lens manufacturing facility. We are conducting a soil and groundwater contamination assessment at this site under a Consent Order with the Florida Department of Environmental Protection ("DEP"). We have submitted several rounds of test results to the DEP. The DEP has requested additional testing to complete the assessment, but we have been unable to perform these tests due to restricted access by the property owner. The DEP recently issued an order to the property owner requiring his cooperation in granting access for further testing. Although the contamination assessment is not complete, our consultant has indicated that it is reasonably probable that some type of remediation or containment will be required and has provided an approximate cost range for that remediation. Based on the consultant's estimates and in accordance with generally accepted accounting principles, we have accrued our best estimate of potential remediation costs. Our investigation indicates that the source of any contamination predates our ownership and operation of this facility. We, therefore, intend to seek indemnification for site costs from the former owner and operator of the site.

To the extent possible with the amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to the sites at which an investigation is ongoing or threatened, have recorded accruals for our estimated liability in accordance with generally accepted accounting principles, and are of the opinion that our liability with respect to these sites should not have a material adverse effect on the financial position or the results of our operations. In arriving at this conclusion, we have considered, among other things, the payments that have been made with respect to the sites in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs at such sites; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs for a site, if known; existing technology; and the currently enacted laws and regulations. A portion of the costs and related liability for certain sites has been or will be covered by available insurance.

We estimate that Vision-Ease incurred approximately $0.4 million in 1998 and $0.2 million in 1997 on expenditures, including capital expenditures, related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. In addition, we estimate that Vision-Ease will make approximately $0.4 million in capital expenditures for environmental control facilities during each of 1999 and 2000.

SEASONALITY. Our Optical Products group experiences generally lower earnings in the third quarter due to maintenance shutdowns at our lens manufacturing facilities. Earnings are also lower in the first quarter due to the seasonality of eyewear, the end product of our lenses.

EMPLOYEES. As of December 31, 1998, Optical Products had approximately 1,493 employees in the United States, Europe and Indonesia. None of these employees are represented by labor unions. Labor relations are considered to be good.

(d)     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
        SALES.

Financial information about our foreign and domestic and export sales for the three most recent fiscal years is contained on page 34 of our annual report to stockholders for the year ended December 31, 1998, and is incorporated herein by reference.

FACTORS THAT MAY AFFECT FUTURE RESULTS

NEW PRODUCT DEVELOPMENT. Each of our operations invest significantly in new product development. Vision-Ease has invested substantial resources toward new lens offerings in all lens materials: polycarbonate, glass and hard-resin plastic. These efforts have resulted in many new products that have experienced success to date, including our Tegra-TM- high-performance polycarbonate product line and progressive no-line lenses. We are also testing our new lamination system, which we expect to launch to retail chains over the course of 1999. Our BMSP operation continues to focus efforts toward building research and development relationships with large, high volume end product manufacturers. In addition, BMSP is continuing efforts to improve lead frame production capabilities and attempts to gain sales within this market. Finally, Mask Operations continues to dedicate resources to new product qualifications, particularly for computer monitor masks. We expect these efforts to facilitate our development of HDTV and multi-media masks. We must develop these and other new products and technologies at competitive prices and quality in order to compete in each of the markets we serve. There are no assurances, however, that we will succeed in these efforts or that competitors will not develop better quality and less expense products.

LITIGATION. We are subject to the normal risks of litigation that affect business operations, including environmental liability for past or present environmental practices, product liability, workers' compensation and personal injury. Although we do not anticipate that any existing claims will result in material liability, there are no assurances that we will not incur such liability in the future.

START-UP/RAMP-UP OF PRODUCTION LINES. Our expectations for future results are based on assumptions regarding the financial impact of planned operation of our Mask Operations production lines and continued improvement in yields and sales from these lines. During 1998, we shut-down three of these lines at our Cortland facility due in part to an imbalance of supply and demand. Although we have restarted two of these lines, we incurred significant start-up and ramp-up expenses. If we experience further shutdowns at the Cortland facility, or any of our other production facilities, we will incur lower yields and higher costs, thereby adversely affecting our financial results.

PRICING AND MARGINS. Many market and economic factors have adversely affected, and could continue to affect, our financial performance and projected future results. Since each of our operations supply components to manufacturers of end products, imbalances in supply and demand at all levels of product distribution could have, and in some instances have had, a significant impact on our pricing and margins. Recent expansions by aperture mask manufacturers helped create this type of imbalance in the mask market, which resulted in extreme pricing pressures. Margins are affected by the need to develop new technology. Our ability to meet the market demand for new products in a timely fashion requires the investment of resources, which, coupled with intense pricing pressures, decreases our margins. Although we have taken major steps to reduce our fixed and variable costs in all of our operations, there can be no assurance that these efforts will be sufficient to offset further pricing pressures.

SOURCES OF SUPPLY. The primary component of a mask is steel. The primary raw materials used to manufacture optical products are glass blanks and polycarbonate and plastic resins. Significant changes in the markets for these materials, including pricing and availability, could have a material adverse impact on our financial results. In addition, since Optical Products obtains the majority of its hard-resin plastic and glass lenses from foreign supply arrangements and operations, factors affecting these suppliers' ability to meet our demand for these products could adversely impact our results of operation.

FOREIGN CURRENCY. We transact business in currencies other than U.S. dollars. The primary currencies used include the German mark, the Euro, Japanese yen, British pound, Canadian dollar, Hungarian forint and Indonesian rupiah. Our primary competitors in the mask market are located in Japan. Changes in the currency exchange rates between the U.S. dollar and the German mark compared to the Japanese yen affect Mask Operations' pricing competitiveness. Although we take steps to reduce this risk through cross-currency swaps and other hedging transactions, we are subject to the risk of adverse fluctuations in currency exchange rates, which may result, and have resulted, in pricing pressures and reductions in profitability due to currency conversion or translation.

INTERNATIONAL MARKETS. Mask Operations has a manufacturing facility located in Mullheim, Germany and an aperture mask inspection facility in Tatabanya, Hungary. Vision-Ease has supply agreements with hard-resin plastic lens manufacturers in Southeast Asia and Mexico and a joint venture in Indonesia for glass lens manufacturing. In addition, we have many international customers and are dedicating significant resources to increase business with international customers at all of our operations. Our international operations and sales could be adversely affected by governmental regulations, political instability, economic changes or instability and competitive conditions in other countries in which, and with which, we conduct business. The economic difficulty experienced in Asia during the past two years is an example of international conditions that could adversely affect financial performance. Similar downturns in other areas of the world, such as South America, could affect our operations without advance warning.

YEAR 2000. We have developed a four-phase approach to identify and remediate our information technology and non-information technology systems that could be affected by the technical problems associated with the year 2000. We believe that these efforts will result in a smooth transition to the year 2000 without any significant operational problems for our computer systems. In addition, we are working with third parties, including suppliers, to identify and ensure their year 2000 readiness. There are no assurances, however, that we or any third parties will not incur unforeseen difficulties or the failure of systems in connection with the year 2000 issue. The failure of these systems could have a material adverse affect on our business.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding our principal production facilities:

                                                                                 APPROXIMATE SQUARE
LOCATION                             PRINCIPAL USE                               FEET OF SPACE
--------                             -------------                               -------------
OWNED:
           Ramsey, MN                Optical Products                            150,000
                                     - Manufacturing of polycarbonate
                                       lenses, centralized distribution and
                                       research and development
           St. Cloud, MN             Optical Products                            94,500
                                     - Manufacturing of glass and hard-
                                       resin plastic lenses
           Jakarta, Indonesia        Optical Products                            66,000
                                     - Manufacturing of glass lenses
           Mullheim, Germany         Precision Imaged Products                   170,000
                                     - Manufacturing of aperture masks and
                                       precision photo-etched metal
                                       products
           Cortland, NY              Precision Imaged Products                   363,000
                                     - Manufacturing of aperture masks
           Tatabanya, Hungary        Precision Imaged Products                   51,000
                                     - Inspection of aperture masks
Leased:
           St. Paul, MN              Precision Imaged Products                   131,000
                                     - Manufacturing of  precision photo-
                                       etched metal and electroformed parts
           Azusa, CA                 Optical Products                            120,000
                                     - Manufacturing of polycarbonate and
                                       hard-resin plastic lenses and
                                       distribution

We lease approximately 11,000 square feet in suburban Minneapolis, Minnesota for our corporate headquarters. We lease approximately 8,000 square feet in Brooklyn Park, Minnesota for our Vision-Ease headquarters. Our lease in St. Paul expires in February 2004. We believe our existing facilities are sufficient to meet our current and foreseeable production and other needs.

In addition to the properties listed above, we operate other smaller domestic and foreign warehouse, distribution and administrative offices. For additional information concerning our leased properties, see Note 8 to Notes to Consolidated Financial Statements on page 27 of our annual report to stockholders for the year ended December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

With regard to certain environmental and other legal matters, see Item 1(c) "Narrative Description of Business - "Precision Imaged Products - Environmental" and "Optical Products - Environmental" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Other than as noted above, there are no material pending or threatened legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by the report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages, the year first elected or appointed as an executive officer and the offices held as of March 24, 1999 are as follows:

                               DATE FIRST ELECTED
                               OR APPOINTED AS
NAME (AGE)                     AN EXECUTIVE OFFICER         TITLE
----------                     --------------------         -----
Paul B. Burke (43)             August 1985                  Chairman of the Board, President and
                                                            Chief Executive Officer

Jon A. Dobson (32)             December 1997                General Counsel and Secretary

William A. Guernsey (47)       November 1997                Senior Vice President,
                                                            Corporate Development

Jeffrey J. Hattara (42)        January 1998                 Vice President, Finance and
                                                            Administration and Chief Financial
                                                            Officer

Steven E. Opdahl (35)          May 1998                     Corporate Controller

There are no family relationships between or among any of the executive officers. Executive officers are elected by the Board of Directors for one-year terms, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors.

Except as indicated below, the executive officers have not changed their principal occupations or employment during the past five years.

Mr. Burke is also a director of BMC. Mr. Burke joined BMC as Associated General Counsel in June 1983, and became Vice President, Secretary and General Counsel in August 1985. In November 1987, he was appointed Vice President, Ft. Lauderdale Operations of the Vision-Ease division and in May 1989, he was appointed President of Vision-Ease. In May 1991, Mr. Burke was elected President and Chief Operating Officer of BMC, and in July 1991, he became President and Chief Executive Officer. Mr. Burke was appointed Chairman of the Board in May 1995.

Mr. Dobson joined BMC in April 1995 as Director of Legal Services. In December 1997, he was appointed General Counsel and Secretary. Prior to joining BMC, Mr. Dobson was an associate with Lindquist & Vennum PLLP, a Minneapolis law firm, practicing exclusively in corporate and securities law.

Mr. Guernsey joined BMC in July 1992 as President, Mask Operations. He was appointed Senior Vice President, Corporate Development in November 1997. Prior to joining BMC, Mr. Guernsey held management positions with several manufacturing companies, most recently as Vice President and General Manager of Allis Mineral Systems, a U.S. division of Swedish based Svedala Industries.

Mr. Hattara joined BMC in January 1998 as Vice President, Finance and Administration and Chief Financial Officer. From September 1978 to January 1998, he served in several management positions at USG Corporation, most recently as Director of Finance, USG International, Inc.

Mr. Opdahl joined BMC in May 1998 as Corporate Controller. From March 1997 to March 1998, he served as Vice President, Finance and Chief Financial Officer of Famous Dave's of America, Inc. From May 1994 to March 1997, Mr. Opdahl served in a variety of financial management positions with Honeywell, Inc. From June 1986 to April 1994, Mr. Opdahl worked in several audit and business advisory positions with Arthur Andersen LLP.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

"Price Range of Common Stock" on page 35 of our annual report to stockholders for the year ended December 31, 1998 is incorporated herein by reference.

The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition and subject to certain restrictions in the Company's revolving domestic credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

"Historical Financial Summary" on page 10 of our annual report to stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on Pages 11 - 18 of our annual report to stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Management's Discussion and Analysis" on pages 15 - 16 of our annual report to stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes on pages 19 - 34 and the Report of our Independent Auditors on page 35 of our annual report to stockholders for the year ended December 31, 1998 are incorporated herein by reference, as is the unaudited information under the caption "Selected Quarterly Data" on page 36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      DIRECTORS OF THE REGISTRANT

         The information under the caption "Election of Directors" on pages 2-5 of our proxy statement for the annual meeting of stockholders to be held May 12, 1999 is incorporated herein by reference.

(b)      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning our executive officers is included in this report under Item 4A, "Executive Officers of the Registrant."

(c)      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 15-16 of our proxy statement for the annual meeting of stockholders to be held May 12, 1999 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" on pages 6-8 and 10-14, and "Election of Directors--Information About the Board and Its Committees" on pages 3-4 of our proxy statement for the annual meeting of stockholders to be held May 12, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5-6 of our proxy statement for the annual meeting of stockholders to be held May 12, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions" on page 15 of our proxy statement for the annual meeting of stockholders to be held May 12, 1999 is incorporated herein by reference.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.       FINANCIAL STATEMENTS

               The following items are incorporated herein by reference from the pages indicated in our annual report to stockholders for the year ended December 31, 1998.

               CONSOLIDATED FINANCIAL STATEMENTS:                                                 PAGE
               Consolidated Statements of Operations for the Years Ended
               December 31, 1998, 1997 and 1996.................................................   19

               Consolidated Balance Sheets as of December 31, 1998 and 1997.....................   20

               Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1998, 1997 and 1996...........................................   21

               Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1998, 1997 and 1996.................................................   22

               Notes to Consolidated Financial Statements.......................................  23-34

               Report of Independent Auditors...................................................   35

               Selected Quarterly Financial Data (unaudited)....................................   36

2.    FINANCIAL STATEMENT SCHEDULE:

               The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referenced above:

                                                                                                  PAGE:
               II  - Valuation and Qualifying Accounts..........................................   18

               Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

      3.       EXHIBITS:

               Reference is made to the Exhibit Index contained on pages 20-26 of this Form 10-K.

               A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a BMC stockholder as of March 24, 1999, upon receipt from any such person of a written request for any exhibit. Requests should be sent to Investor Relations Department, BMC Industries, Inc., One Meridian Crossings, Suite 850, Minneapolis, MN 55423.

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

               b) 1997 Management Incentive Bonus Plan Summary (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997 (File No. 1-8467)).

               c) 1999 Management Incentive Bonus Plan Summary (filed herewith as Exhibit 10.3).

               d) Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998) (filed herewith as Exhibit 10.4).

               e) Restated and Amended Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467)).

               f) Form of Change of Control Agreement entered into between the Company and Messrs. Burke and Wright (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467)).

               g) Form of Change of Control Agreement entered into between the Company and Messrs. Dobson, Guernsey, Hattara and Opdahl (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467)).

               h)       1994 Stock Incentive Plan (incorporated by reference to
                        Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File
                        No. 1-8467)).

               i) Amendment No. 1 to the 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-8467)).

               j) Amendment No. 2 to the 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-8467)).

               k)      BMC Stock Option Exercise Loan Program, as amended
                        June 12, 1998 (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467)).

               l)      Employment Severance Agreement by and between the
                        Company and Jeffrey J. Hattara, dated January 26, 1998 (incorporated by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467)).

               m)      Employment Agreement by and between the Company and Paul
                        B. Burke, dated as of January 1, 1999 (filed herewith as
                        Exhibit 10.25).

               n)      BMC Industries, Inc. Executive Benefit Plan, effective
                        January 1, 1993 (filed herewith as Exhibit 10.11).

               o)      First Declaration of Amendment, effective September 1,
                        1998, to the BMC Industries, Inc. Executive Benefit Plan (filed herewith as Exhibit 10.12).

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

(c)      EXHIBITS

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      FINANCIAL STATEMENT SCHEDULES

         The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule II Valuation and Qualifying Accounts
Years Ended December 31


(in thousands)

                                               Additions
                               Balance        Charged to                          Translation         Balance
                             Beginning of      Costs and                         Adjustment and        End of
                                 Year          Expenses         Deductions           Other              Year
------------------------------------------------------------------------------------------------------------------
1998
------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts                              $891             $438               $69                  $6          $1,266
Allowance for merchandise
returns                              1,227            1,856             1,735                  10           1,358
------------------------------------------------------------------------------------------------------------------
                                    $2,118           $2,294            $1,804                 $16          $2,624
------------------------------------------------------------------------------------------------------------------
Inventory reserves                  $7,421           $9,691            $4,494                $173         $12,791
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
1997
------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts                            $1,513             $321              $933               ($10)            $891
Allowance for merchandise
returns                                817            1,559             1,088                (61)           1,227
------------------------------------------------------------------------------------------------------------------
                                    $2,330           $1,880            $2,021               ($71)          $2,118
------------------------------------------------------------------------------------------------------------------
Inventory reserves                  $6,949           $1,049              $335              ($242)          $7,421
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
1996
------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts                            $1,863             $388              $730                ($8)          $1,513
Allowance for merchandise
returns                                773              930               857                (29)             817
------------------------------------------------------------------------------------------------------------------
                                    $2,636           $1,318            $1,587               ($37)          $2,330
------------------------------------------------------------------------------------------------------------------
Inventory reserves                  $3,815           $3,040              $161                $255          $6,949
------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 31, 1999, on its behalf by the undersigned, thereunto duly authorized.

                                       BMC INDUSTRIES, INC.

                                       By:   /s/ Jeffrey J. Hattara
                                          ----------------------------------
                                             Jeffrey J. Hattara
                                             Vice President of Finance and
                                               Administration and Chief
                                               Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

          Signature                             Title

/s/ Paul B. Burke
------------------------------------            Chairman of the Board, President
 Paul B. Burke                                  and Chief Executive Officer
                                                (Principal Executive Officer)

/s/ Jeffrey J. Hattara
------------------------------------            Vice President of Finance and
Jeffrey J. Hattara                              Administration and Chief
                                                Financial Officer (Principal
                                                Financial  Officer)

/s/ Steven E. Opdahl
------------------------------------            Corporate Controller (Principal
Steven E. Opdahl                                Accounting Officer)

/s/ Lyle D. Altman
------------------------------------            Director
Lyle D. Altman

/s/ John W. Castro
------------------------------------            Director
John W. Castro

/s/ H. Ted Davis
------------------------------------            Director
H. Ted Davis

/s/ Joe E. Davis
------------------------------------            Director
Joe E. Davis

/s/ Harry A. Hammerly
------------------------------------            Director
Harry A. Hammerly

/s/ James M. Ramich
------------------------------------            Director
James M. Ramich

                              BMC Industries, Inc.
                  Exhibit Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1998

Exhibit No.                                          Exhibit Method of Filing
-----------                                          ------------------------
   2.1        Asset Purchase Agreement,          Incorporated by reference to Exhibit
              dated as of March 25, 1998,        2.1 to the Company's Current Report on
              between Monsanto Company and       Form 8-K dated March 25, 1998 and
              VIS-ORC, Inc.                      filed with the Commission on April 3,
                                                 1998 (File No. 1-8467).

   2.2        Amendment No. 1 to the Asset       Incorporated by reference to the
              Purchase Agreement, dated as       Company's Current Report on Form 8-K
              of May 15, 1998, between           dated May 15, 1998 and filed with the
              Monsanto Company and               Commission on May 29, 1998 (File No.
              Vision-Ease Lens Azusa, Inc.,      1-8467).
              f/k/a VIS-ORC, Inc.

   3.1        Second Restated Articles           Incorporated by reference to Exhibit
              of Incorporation of the            3.1 to the Company's Annual Report on
              Company, as amended.               Form 10-K for the year ended December
                                                 31, 1994 (File No. 1-8467).

   3.2        Amendment to the Second            Incorporated by reference to Exhibit
              Restated Articles of               3.2 to the Company's Annual Report on
              Incorporation, dated May 8,        Form 10-K for the year ended December
              1995.                              31, 1994 (File No. 1-8467).

   3.3        Amendment to the Second            Incorporated by reference to Exhibit
              Restated Articles of               3.1 to the Company's quarterly report
              Incorporation, dated October       on Form 10-Q for the quarter ended
              30, 1995.                          September 30, 1995 (File No. 1-8467).

   3.4        Amendment to the Second            Filed electronically herewith.
              Restated Articles of
              Incorporation, dated
              August 7, 1998

   3.5        Restated Bylaws of the             Incorporated by reference to Exhibit
              Company, as amended.               3.4 to the Company's Annual Report on
                                                 Form 10-K for the year ended December
                                                 31, 1994 (File No. 1-8467).

   3.6        Amendment to the Restated          Incorporated by reference to Exhibit
              Bylaws of the Company.             3.5 to the Company's Annual Report on
                                                 Form 10-K for the year ended December
                                                 31, 1997 (File No. 1-8467).

   3.7        Amendment to the Restated          Filed electronically herewith.
              Bylaws of the Company, dated
              February 20, 1998

   4.1        Specimen Form of the               Incorporated by reference to Exhibit
              Company's Common Stock             4.3 to the Company's Registration
              Certificate.                       Statement on Form S-2 (File No.
                                                 2-83809).

   4.2        Form of Share Rights Agreement,    Incorporated by reference to Exhibit 1
              dated as of June 30, 1998,         to the Company's Registration Statement
              between the Company and Norwest    on Form 8-A, dated July 14, 1998.
              Bank, National Association, as
              Rights Agent.

   10.1       1984 Omnibus Stock Program,        Incorporated by reference to Exhibit
              as amended effective December      10.1 to the Company's Annual Report on
              19, 1989.                          Form 10-K for the year ended December
                                                 31, 1989 (File No. 1-8467).

   10.2       1997 Management Incentive          Incorporated by reference to Exhibit
              Bonus Plan Summary.                10.1 to the Company's Quarterly Report
                                                 on Form 10-Q for the quarter ended
                                                 March 31, 1997 (File No. 1-8467).

   10.3       1999 Management Incentive          Filed electronically herewith.
              Bonus Plan Summary.

   10.4       Revised Executive
              Perquisite/Flex Policy             Filed electronically herewith.
              (effective as of January 1,
              1998).

   10.5       BMC Savings and Profit             Filed electronically herewith.
              Sharing Plan, restated,
              effective September 1, 1998.

   10.6       Restated and Amended               Incorporated by reference to Exhibit
              Directors' Deferred                10.15 to the Company's Annual Report
              Compensation Plan.                 on Form 10-K for the year ended
                                                 December 31, 1996 (File No. 1-8467).

   10.7       1994 Stock Incentive Plan.         Incorporated by reference to Exhibit
                                                 10.12 to the Company's Annual Report
                                                 on Form 10-K for the year ended
                                                 December 31, 1993 (File No. 1-8467).

   10.8       First Declaration of               Incorporated by reference to Exhibit
              Amendment to the BMC               10.3 to the Company's Quarterly Report
              Industries, Inc. 1994 Stock        on Form 10-Q for the quarter ended
              Incentive Plan.                    June 30, 1996 (File No. 1-8467).

   10.9       Second Declaration of              Incorporated by reference to Exhibit
              Amendment, dated August 8,         10.2 to the Company's Quarterly Report
              1997, to the BMC Industries,       on Form 10-Q for the quarter ended
              Inc. 1994 Stock Incentive          September 30, 1997 (File No. 1-8467).
              Plan.

   10.10      BMC Stock Option Exercise          Incorporated by reference to exhibit
              Loan Program, as Amended June      10.4 to the Company's Quarterly Report
              12, 1998.                          on Form 10-Q for the quarter ended
                                                 June 30, 1998 (File No. 1-8467).

   10.11      BMC Industries, Inc.               Filed electronically herewith.
              Executive Benefit Plan,
              effective January 1, 1993.

   10.12      First Declaration of               Filed electronically herewith.
              Amendment to the BMC
              Industries Executive Benefit
              Plan, effective September 1,
              1998.

   10.13      Lease Agreement, dated             Incorporated by reference to Exhibit
              November 20, 1978, between         10.9 to the Company's Registration
              Control Data Corporation and       Statement on Form S-2 (File No.
              the Company.                       2-79667).

   10.14      Amendment to Lease Agreement,      Incorporated by reference to Exhibit
              dated December 27, 1983,           10.24 to the Company's Annual Report
              between Control Data               on Form 10-K for the year ended
              Corporation and the Company.       December 31, 1983 (File No. 1-8467).

   10.15      Amendment to Lease Agreement,      Incorporated by reference to Exhibit
              dated April 9, 1986, between       10.15 to the Company's Annual Report
              Control Data Corporation and       on Form 10-K for the year ended
              the Company.                       December 31, 1987 (File No. 1-8467).

   10.16      Amendment to Lease Agreement,      Incorporated by reference to Exhibit
              dated April 12, 1989, between      10.14 to the Company's Annual Report
              GMT Corporation (as successor      on Form 10-K for the year ended
              in interest to Control Data        December 31, 1989 (File No. 1-8467).
              Corporation) and the Company.

   10.17      Amendment to Lease Agreement,      Incorporated by reference to Exhibit
              dated March 19, 1990, between      10.15 to the Company's Annual Report
              GMT Corporation and the            on Form 10-K for the year ended
              Company.                           December 31, 1989 (File No. 1-8467).

   10.18      Amendment to Lease Agreement,      Incorporated by reference to Exhibit
              dated May 17, 1993, between        10.20 to the Company's Annual Report
              GMT Corporation and the            on Form 10-K for the year ended
              Company.                           December 31, 1993 (File No. 1-8467).

   10.19      Amendment of Lease, dated          Incorporated by reference to Exhibit
              April 6, 1994 by and between       10.23 to the Company's Annual Report
              GMT Corporation and the            on Form 10-K for the year ended
              Company.                           December 31, 1994 (File No. 1-8467).

   10.20      Waiver of Condition                Incorporated by reference to Exhibit
              Precedent, dated July 29,          10.24 to the Company's Annual Report
              1994, by and between GMT           on Form 10-K for the year ended
              Corporation and the Company.       December 31, 1994 (File No. 1-8467).

   10.21      Amendment of Lease, dated          Incorporated by reference to Exhibit
              September 25, 1997 by and          10.34 to the Company's Annual Report
              between GMT Corporation and        on Form 10-K for the year ended
              the Company.                       December 31, 1997 (File No. 1-8467).

   10.22      Form of Change of Control          Incorporated by reference to Exhibit
              Agreement entered into             10.31 to the Company's Annual Report
              between the Company and            on Form 10-K for the year ended
              Messrs. Burke and                  December 31, 1991 (File No. 1-8467).
              Wright.

   10.23      Form of Change of Control          Incorporated by reference to Exhibit
              Agreement entered into             10.47 to the Company's Annual Report
              between the Company and            on Form 10-K for the year ended
              Messrs. Dobson, Guernsey,          December 31, 1997 (File No. 1-8467).
              Hattara and Opdahl.

   10.24      Employment Severance               Incorporated by reference to Exhibit
              Agreement by and between the       10.48 to the Company's Annual Report
              Company and Jeffrey J.             on Form 10-K for the year ended
              Hattara, dated January 26,         December 31, 1997 (File No. 1-8467).
              1998.

   10.25      Employment Agreement by and        Filed electronically herewith
              between the Company and Paul
              B. Burke, dated as of
              January 1, 1999.

   10.26      Commitment letter, dated           Incorporated by reference to Exhibit
              March 24, 1998, from BT Alex.      10.1 to the Company's Quarterly Report
              Brown for an unsecured             on Form 10-Q for the quarter ended
              revolving credit facility          March 30, 1998 (File No. 1-8467).
              totaling $275 million.

   10.27      Credit Agreement, dated as of      Incorporated by reference to Exhibit
              May 15, 1998, between the          10.1 to the Company's Quarterly Report
              Company, Bankers Trust             on Form 10-Q for the quarter ended
              Company as Administrative          June 30, 1998 (File No. 1-8467).
              Agent, NBD Bank as
              Documentation Agent and
              Various Lending Institutions.

   10.28      Amended and Restated Credit        Incorporated by reference to Exhibit
              Agreement, dated as of June        10.2 to the Company's Quarterly Report
              25, 1998, among the Company,       on Form 10-Q for the quarter ended
              Several Banks, Bankers Trust       June 30, 1998 (File No. 1-8467).
              Company as the Agent and a
              Lender and NBD Bank as
              Documentation Agent and a
              Lender.

   10.29      Amendment No. 1 to Amended         Incorporated by reference to Exhibit
              and Restated Credit                10.3 to the Company's Quarterly Report
              Agreement, dated as of July        on Form 10-Q for the quarter ended
              23, 1998, among the Company,       June 30, 1998 (File No. 1-8467).
              Several Banks, Bankers Trust
              Company as Agent and a
              Lender, NBD Bank as
              Documentation Agent and a
              Lender.

   10.30      Amendment No. 2  to Amended        Filed electronically herewith.
              and Restated Credit Agreement,
              dated as of December 30, 1998,
              among the Company, Several Banks,
              Bankers Trust Company as Agent
              and a Lender, NBD Bank as
              Documentation Agent and a
              Lender.

   10.31      Product Manufacturing and          Incorporated by reference to Exhibit
              Sales Agreement, dated             10.36 to the Company's Annual Report
              October 17, 1994, between          on Form 10-K for the year ended
              Polycore Optical, PTE. Ltd.        December 31, 1994 (File No. 1-8467).
              and Vision-Ease, a unit of
              the Company, without exhibits.

   10.32      Amendment of the Product           Incorporated by reference to Exhibit
              Manufacturing and Sales            10.1 to the Company's Quarterly Report
              Agreement, dated August 11,        on Form 10-Q for the quarter ended
              1997, between Polycore             September 30, 1997 (File No. 1-8467).
              Optical, PTE, Ltd. and
              Vision-Ease Lens, Inc.

   10.33      Lease, dated October 29,           Incorporated by reference to Exhibit
              1997, by and among the             10.3 to the Company's quarterly Report
              Company and Meridian               on Form 10-Q for the quarter ended
              Crossings LLC (d/b/a Told          September 30, 1997 (File No. 1-8467).
              Development Company).

   13.1       Portions of the Company's          Filed electronically herewith.
              1998 Annual Report to
              Stockholders incorporated
              herein by reference in this
              Annual Report on Form 10-K.

   21.1       Subsidiaries of the                Filed electronically herewith.
              Registrant.

   23.1       Consent of Ernst & Young LLP,      Filed electronically herewith.
              Independent Auditors.

   27.1       Financial Data Schedule            Filed electronically herewith.

   99.1       Press Release, dated December      Filed electronically herewith.
              11, 1998, announcing
              quarterly dividend.

   99.2       Press Release, dated February      Filed electronically herewith.
              1, 1999, announcing fourth
              quarter 1998 results.

   99.3       Press Release, dated February      Filed electronically herewith.
              24, 1999, announcing filing of
              antidumping petition against
              certain aperture masks from
              Japan and South Korea.

   99.4       Press Release, dated March         Filed electronically herewith.
              11, 1999 announcing quarterly
              dividend.