Form 10-Q
period 1999-03-31
BMC INDUSTRIES INC/MN/
filed 1999-05-14
CIK 215310

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934.  For the Quarterly Period ended March 31, 1999.


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934.  For the transition Period from N/A to         .
                                                             ---    --------


Commission File No. 1-8467


                              BMC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

      MINNESOTA                                       41-0169210
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
BMC Industries, Inc. has outstanding 27,259,271 shares of common stock as of May 6, 1999. There is no other class of stock outstanding.


                         Exhibit Index Begins at Page 13

                          PART I: FINANCIAL INFORMATION

                              BMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

Item 1:  Financial Statements

                                                                                         MARCH 31          December 31
                                                                                             1999                 1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                                       $        1,976        $       1,028
   Trade accounts receivable, net of allowances                                            43,015               39,163
   Inventories                                                                             83,684               82,853
   Deferred income taxes                                                                   14,617               14,603
   Other current assets                                                                    15,203               14,347
--------------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                              158,495              151,994
--------------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                                             273,491              276,630
Less Accumulated Depreciation                                                             115,511              114,036
                                                                                     -------------         ------------
   Property, Plant and Equipment, Net                                                     157,980              162,594
                                                                                     -------------         ------------
Deferred Income Taxes                                                                       4,712                5,431
Intangible Assets, Net                                                                     72,291               73,178
Other Assets                                                                                7,541                6,268
--------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $      401,019        $     399,465
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------

Current Liabilities
   Short-term borrowings                                                           $        1,861        $       1,929
   Accounts payable                                                                        31,521               28,315
   Income taxes payable                                                                     4,541                3,375
   Accrued expenses and other liabilities                                                  27,115               23,404
--------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                          65,038               57,023
--------------------------------------------------------------------------------------------------------------------------

Long-term Debt                                                                            179,816              187,266
Other Liabilities                                                                          17,892               18,372
Deferred Income Taxes                                                                       4,604                3,547

Stockholders' Equity
   Common stock                                                                            47,756               47,714
   Retained earnings                                                                       89,219               86,436
   Accumulated other comprehensive income (loss)                                           (1,317)               1,113
   Other                                                                                   (1,989)              (2,006)
--------------------------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                                        133,669              133,257
--------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                         $      401,019        $     399,465
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                                Three Months Ended
                                                                                                       March 31
                                                                                         ----------------------------------
                                                                                                  1999           1998
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                  $     84,645   $     80,084
Cost of products sold                                                                           71,078         68,455
---------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                                    13,567         11,629
Selling                                                                                          4,365          3,289
Administration                                                                                   1,233          1,330
---------------------------------------------------------------------------------------------------------------------------
Income from Operations                                                                           7,969          7,010
---------------------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                                                                             (3,463)        (1,383)
   Interest income                                                                                   5             32
   Other income (expense)                                                                          390           (144)
---------------------------------------------------------------------------------------------------------------------------

Earnings before Income Taxes                                                                     4,901          5,515
Income Taxes                                                                                     1,710          1,706
---------------------------------------------------------------------------------------------------------------------------

Net Earnings                                                                              $      3,191   $      3,809
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share:
     Basic                                                                                $       0.12   $       0.14
     Diluted                                                                                      0.12           0.14
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation:
     Basic                                                                                      27,201         26,994
     Diluted                                                                                    27,405         27,644
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                                                              $      0.015   $      0.015
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                         -------------------------------------
                                                                                                   1999               1998
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities
   Net earnings                                                                          $        3,191        $     3,809
   Depreciation and amortization                                                                  5,647              5,002
   Changes in operating assets and liabilities                                                    1,847            (10,990)
------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                    10,685             (2,179)
------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities
   Additions to property, plant and equipment                                                    (2,504)            (3,958)
------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                    (2,504)            (3,958)
------------------------------------------------------------------------------------------------------------------------------

Net Cash (Used in) Provided by Financing Activities
   Increase in short-term borrowings                                                                248                114
   Increase (decrease) in long-term debt                                                         (7,000)            22,270
   Common stock issued (repurchased), net                                                            42            (15,905)
   Cash dividends paid                                                                             (408)              (417)
   Other                                                                                             17                (63)
------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                    (7,101)             5,999
------------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                       (132)                (7)
------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                948               (145)
Cash and Cash Equivalents at Beginning of Period                                                  1,028              2,383
------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                               $        1,976        $     2,238
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)


1.   Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and the cash flows for the periods ended March 31, 1999 and 1998. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the period ended March 31, 1998 have been reclassified to conform to the presentation for the period ended March 31, 1999. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1998 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Inventories

                                                                        MARCH 31, 1999              DECEMBER 31, 1998
                                                                        --------------              -----------------
         Raw materials                                                    $     23,054                   $     24,845
         Work in process                                                        12,008                          9,047
         Finished goods                                                         48,622                         48,961
                                                                          ------------                   ------------
                                                                          $     83,684                   $     82,853
                                                                          ------------                   ------------
                                                                          ------------                   ------------


3.   Derivative Financial Instruments

     Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

     Interest Swap Agreements - In March 1997, the Company entered into an interest rate swap agreement that allowed the Company to swap a variable interest rate for a fixed interest rate of 6.365% on $15,000 of notional debt for a period of two years ended in March 1999. In August 1998, the Company entered into additional multiple interest rate swap agreements for a total of $100 million of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 5.76% plus a specified spread depending on the swap involved (7.12% to 7.14% including current spread of 1.375%). These swaps expire at various dates ranging from July 1999 to August 2000. The notional amount of debt is not a measure of the Company's exposure to credit or market risks and is not included in the condensed consolidated balance sheet. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this two-year period. Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreements.

     Cross-Currency Swap Agreement - In January 1999, the Company entered into a cross-currency swap which provided for the Company to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt. This swap also effectively swapped a U.S. dollar-based interest rate of 5.1% for a Japanese yen-based interest rate of 1.05%. This Japanese yen-based debt derivative is accounted for under mark-to-market accounting and expires in January 2002. The Company recorded as other income a gain of $341 in the quarter ended March 31, 1999 related to this swap.

4.   Comprehensive Income

     The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                                                                       1999                    1998
                                                                                       ----                    ----
         Net earnings                                                             $   3,191               $   3,809
         Foreign currency translation adjustments                                    (2,430)                   (477)
                                                                                  ---------               ---------
         Comprehensive income                                                     $     761               $   3,332
                                                                                  ---------               ---------
                                                                                  ---------               ---------


     Foreign currency translation adjustment for 1999 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the U.S. dollar against the DM/Euro during the quarter ended March 31, 1999.

5.   Business Acquisition

     On May 15, 1998, the Company, through a wholly owned subsidiary, acquired the Orcolite business unit of the Monsanto Company (Orcolite) for the cash purchase price of $101,000. For financial statement purposes, the acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the fair value of the net tangible assets acquired recorded as intangible assets which are being amortized over periods ranging from seven to 30 years.

     In addition, in accordance with generally accepted accounting principles, the independently appraised value of acquired in-process research and development purchased in conjunction with the acquisition was written-off as a charge of $9,500 (pre-tax) during the second quarter of 1998. The appraised value represents the estimated fair value of in-process R&D based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition, the development of these projects had not reached technological feasibility, and these projects had no alternative future uses. There is no assurance that the in-process projects, which remain in progress, will be completed, or that they will meet either technological or commercial success.

     The consolidated statements of operations reflect the operations of Orcolite after May 15, 1998. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the Orcolite business unit as if the acquisition had occurred at the beginning of fiscal 1998, with pro forma adjustments to give effect to amortization of goodwill and other intangible assets, depreciation expense on the fair value of property, plant and equipment and interest expense on acquisition debt, together with the related income tax effects. The pro forma adjustments do not include the $9,500 write-off of acquired in-process research and development discussed above.

          Three Month Period Ended March 31, 1998
          ---------------------------------------
         Revenues                        $    89,092
         Net earnings                          2,731
         Diluted earnings per share             0.10

     The unaudited pro forma condensed combined financial information above is not necessarily indicative of what actual results would have been had the acquisition occurred at the date indicated. Also, the anticipated financial impact resulting from business synergies has not been reflected in the above pro forma financial information. Such synergies include the following: consolidation of selling, marketing, distribution, customer service and administrative functions; consolidation of research and development and technical services functions; optimization of combined production capacity; and improved purchasing leverage.


6.   Segment Information

     The Company has two operating segments which manufacture and sell a variety of products: Precision Imaged Products (PIP) and Optical Products. PIP manufactures principally aperture masks which are photochemically etched fine mesh grids used in the manufacture of color television tubes and computer monitors. Optical Products manufactures ophthalmic lenses.

     The following is a summary of certain financial information relating to the two segments:

                                                                     Three Months Ended March 31
                                    ---------------------------------------------------------------------------------------
                                      Precision Image Products           Optical Products               Consolidated
                                    --------------------------     --------------------------   ---------------------------
                                         1999           1998            1999           1998          1999           1998
                                    -----------    -----------     -----------    -----------   -----------    -----------
         Revenues                   $    49,999    $    55,272     $    34,646    $    24,812   $    84,645    $    80,084
         Cost of Products Sold           45,089         50,065          25,989         18,390        71,078         68,455
         ------------------------------------------------------------------------------------------------------------------
         Gross Margin                     4,910          5,207           8,657          6,422        13,567         11,629
         Gross Margin %                     9.8%           9.4%           25.0%          25.9%         16.0%          14.5%
         Selling                          1,357          1,133           3,008          2,156         4,365          3,289
         Unallocated Corporate
           Administration                     -              -               -              -         1,233          1,330
         -----------------------------------------------------------------------------------------------------------------
         Income from Oper.          $     3,553    $     4,074     $     5,649    $     4,266   $     7,969    $     7,010
                                    ----------------------------------------------------------
                                    ----------------------------------------------------------

         Operating Income %                 7.1%           7.4%           16.3%          17.2%          9.4%           8.8%

         Interest and Other Income
         (Expense), net                                                                              (3,068)        (1,495)
                                                                                                ------------    -----------
         Earnings Before Income
         Taxes                                                                                  $     4,901    $     5,515
                                                                                                ------------    -----------
                                                                                                ------------    -----------

7.   New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." The new Statement will significantly change how companies account for derivatives and hedging activities. The Company is currently evaluating the impact of adoption of this Statement which is required for the Company no later than first quarter 2000.

8.   Legal Matters

     During the quarter ended March 31, 1999, no significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                              BMC INDUSTRIES, INC.
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Total revenues for the first quarter of 1999 increased by $4.6 million, or 6%, from the first quarter of 1998. Revenues of the Optical Products group generated sales of $34.6 million in the first quarter of 1999, up 40%, or $9.8 million, over the prior year quarter due mainly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses) resulting from the acquisition of Orcolite in May 1998. Sales of high-end products increased 98% in first quarter 1999 over first quarter 1998 and accounted for 54% of total Optical Products group revenue in first quarter 1999 compared to 38% in first quarter 1998. First quarter 1999 Optical Products group revenues were up 2.4% compared to the pro forma combined Vision-Ease/Orcolite 1998 revenues for the same period. The growth in pro forma revenue was dampened by year-on-year declines in glass and plastic lens sales as growth in the ophthalmic lens market continues to shift towards polycarbonate. In the first quarter of 1999, Optical Products group sales of high-end products (including polycarbonate) increased 9% over the pro forma combined Vision-Ease/Orcolite 1998 revenues for the same period. Revenues of the Precision Imaged Products (PIP) group for the first quarter decreased 10% from the prior year quarter due primarily to a previously anticipated temporary slowdown of BMSP and a decline in sales of AK steel entertainment masks attributable to both volume and price reductions. Increased sales of invar entertainment masks and monitor masks largely offset the decline in sales of AK steel entertainment masks. Sales of invar entertainment masks in first quarter 1999 increased 20% over first quarter 1998 and sales of monitor masks increased 29% over the comparable quarter last year. The monitor mask line in Cortland, which had been shut down all of the second half of 1998, was restarted near the end of January 1999 in response to increased demand for monitor masks from a broadened customer base. However, only a limited amount of monitor masks sold in first quarter 1999 were produced at the Company's Cortland facility. The Company currently expects significant incremental sales of monitor masks as the restarted Cortland monitor mask line reaches full production.

Cost of products sold were 84% of net sales for the first quarter of 1999, compared to 85.5% in the same period of 1998. The decreased cost of products sold percentage was due primarily to the increased mix of higher-margin optical product sales versus lower-margin PIP sales. The PIP gross margin percentage is up slightly from 1998. The 1999 PIP gross margin percentage reflects the heavier mix of high-margin invar entertainment sales and the impact of cost reduction initiatives, offset by overall lower pricing within the Mask business, particularly within the monitor segment; lower profitability at BMSP; and costs associated with the restart of the Cortland, New York monitor mask line during first quarter 1999, which had a significant negative impact on first quarter 1999 results. The 1998 PIP gross margin percentage reflects the significant costs associated with the original start-up of the Cortland monitor mask line in late 1997/early 1998. The Optical Products gross margin percentage decreased slightly from first quarter 1998 reflecting increased amortization expense related to the Orcolite acquisition, partially offset by an increase in mix of high-end product sales.

Selling expenses were $4.4 million, or 5.2%, of revenues and $3.3 million, or 4.1%, of revenues for the first quarter of 1999 and 1998, respectively. The increase is primarily due to higher selling costs associated with the Optical Products group, principally for expanded sales and marketing efforts associated with high-end products and incremental costs associated with the Orcolite acquisition.

Interest expense in the first quarter of 1999 increased $2.1 million over the prior year quarter. This increase is primarily due to the increased debt level to fund the cash purchase of Orcolite for $101 million in May of 1998.

The provision for income taxes was 35% and 31% of pre-tax income in the first quarter of 1999 and 1998, respectively. This increase was primarily due to a decrease in the tax benefit associated with dividends projected to be paid by the Company's German operation to the Parent Company which reduce the Company's effective tax rate.

MARKET RISK

There were no significant changes in market risks from those disclosed in the Company's Form 10-K for the year ended December 31, 1998.

FINANCIAL POSITION AND LIQUIDITY

Debt decreased approximately $7 million during the first three months of 1999 primarily due to cash flow from operations and limited investing activity. Working capital was $93.5 million at March 31, 1999 compared to $95 million at December 31, 1998. The current ratio was 2.4 at March 31, 1999 compared to 2.7 at December 31, 1998. The ratio of debt to capitalization was 0.58 at March 31, 1999 compared to 0.59 at December 31, 1998.

There were no significant changes in the Company's credit facilities during the quarter ended March 31, 1999. The Company was in compliance with all covenants related to credit facilities at March 31, 1999. The Company continues to expect that the combination of present capital resources, internally-generated funds and unused financing sources will be adequate to meet the Company's financing requirements for 1999.

ENVIRONMENTAL

There were no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

YEAR 2000 COMPLIANCE

The Company has computer applications at the corporate level and at each of its operating divisions that require or have required modifications made necessary by the upcoming year 2000. If appropriate modifications are not made, or are not completed in a timely manner, the Y2K issue could have a material adverse impact on the operations of the Company.

The Company has been addressing the Y2K issue using essentially the following four-phase approach:

     - Phase I - Identification of all significant computer systems within the Company with exposure to Y2K issues;

     - Phase II - For each system, assessment of Y2K issue(s) and required remediation;

     -    Phase III - Remediation and testing of systems to be Y2K compliant;

     - Phase IV - Assessment of Y2K preparedness of significant third parties.

Phase I was formally completed and summarized on a Company-wide basis in early 1998. Phase II is essentially completed for all information technology (IT) systems and is in process and estimated to be completed in the third quarter of 1999 for all non-IT systems. Non-IT systems are generally embedded technology, such as micro-controllers. Phase III is in various stages of completion depending on the systems involved. For IT systems, the most significant efforts of this phase currently involve the accelerated replacement of non-compliant IT systems within the Mask Operations group and the remediation and testing of important mainframe applications and operating systems within the Optical Products group. Y2K-compliant integrated IT systems from SAP are currently being implemented in the Mask Operations group in various phases beginning in early 1999 and continuing through the third quarter of 1999. Y2K remediation and testing within the Optical Products group is currently estimated to be completed by the third quarter of 1999. For non-IT systems, Phase III is currently scheduled to be completed in conjunction with Phase II by the end of third quarter 1999. For Phase IV, the Company is in the process of identifying and assessing the Y2K preparedness of significant third parties, including key vendors and service providers, and estimates that this phase will be ongoing during the remainder of 1999.

The Company currently estimates that it will cost $3-4 million using both internal and external resources to address the Y2K issue as discussed above, including the cost of replacing the IT systems within the Mask Operations group. Through March 31, 1999, the Company had spent approximately $1.5 million of this total estimate.

The Company's current most reasonably likely worst case Y2K scenario is the potential inability to obtain raw materials from suppliers in a timely manner or that modification work will not proceed on schedule, causing some increase to the total cost of achieving Y2K compliance. The impact on the Company's results of operations if the Company or its suppliers or customers are not fully Y2K compliant is not reasonably determinable. Since the Company is depending on its ability to execute modification plans and its vendors to continue material supply without interruption, there can be no assurance that unforeseen difficulties will not arise for the Company or its customers and that related costs will not thereby be incurred.

Management believes it has planned appropriately to resolve the Y2K issue with respect to all material elements under the Company's direct control. A number of significant risks do exist, however, including the potential inability of the Company to obtain (or retain) the proper internal and external resources to fully address all Y2K exposures in the timeframes required and at the cost estimated, as well as the risk that key suppliers, customers or other significant third parties, including those in utilities, communications, transportation, banking and government are not prepared for the year 2000.

The Company has not yet established a contingency plan relative to the Y2K issue but currently anticipates establishing such a plan later in 1999.

CAUTIONARY STATEMENTS

Certain statements included in this Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected.
The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are qualified by important factors listed separately in "Item 1 - Business" of the Company's Form 10-K for the year ended December 31, 1998, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           Part II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 9 and Note 8 of the "Notes to Condensed Consolidated Financial Statements" on page 8.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS


          10.1 Amendment No. 3 to Amended and Restated Credit Agreement, dated April 29, 1999, among the Company, Several Banks, Bankers' Trust Company as Agent and a Lender, NBD Bank as Documentation Agent and a Lender (filed herein).

          10.2 First Declaration of Amendment, dated April 26, 1999, to the BMC Industries, Inc. Savings and Profit Sharing Plan (filed herein).

          10.3 Second Declaration of Amendment, dated April 26, 1999, to the BMC Industries, Inc. Savings and Profit Sharing Plan (filed herein).

          10.4  First Amendment, dated April 8, 1999, to the BMC
                Industries, Inc. Savings Trust (filed herein).

          27.   Financial Data Schedule (filed only in electronic format).

          99.1 News Release, dated April 27, 1999, announcing the first quarter 1999 operating results (filed herein).

          99.2 News Release, dated April 23, 1999, announcing the ITC ruling on the Antidumping Petition Against certain aperture masks from Japan and South Korea (filed herein).

     (b)  REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BMC INDUSTRIES, INC.


                                       /s/ STEVEN E. OPDAHL
                                       -----------------------------------------
                                       Steven E. Opdahl
                                       Controller (Principal Accounting Officer)

Dated:   May 14, 1999