Form 10-Q
period 1999-06-30
BMC INDUSTRIES INC/MN/
filed 1999-08-16
CIK 215310

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------  EXCHANGE ACT OF 1934.  For the Quarterly Period ended June 30, 1999.

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934. For the transition Period from
           to              .                                     -------------
              -------------

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

BMC Industries, Inc. has outstanding 27,350,632 shares of common stock as of August 11, 1999. There is no other class of stock outstanding.


                        Exhibit Index Begins at Page 15

                          PART I: FINANCIAL INFORMATION

                              BMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

Item 1:  Financial Statements

                                                                                    JUNE 30          December 31
ASSETS                                                                                 1999                 1998
--------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                 $          947       $        1,028
   Trade accounts receivable, net of allowances                                      52,871               39,163
   Inventories                                                                       86,137               82,853
   Deferred income taxes                                                             14,644               14,603
   Other current assets                                                              12,214               14,347
--------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                        166,813              151,994
--------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                                       273,173              276,630
Less Accumulated Depreciation                                                       118,830              114,036
                                                                               -------------         ------------
   Property, Plant and Equipment, Net                                               154,343              162,594
                                                                               -------------         ------------
Deferred Income Taxes                                                                 3,775                5,431
Intangible Assets, Net                                                               72,001               73,178
Other Assets                                                                          7,793                6,268
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                 $      404,725       $      399,465
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------

Current Liabilities
   Short-term borrowings                                                     $        1,362       $        1,929
   Accounts payable                                                                  37,002               28,315
   Income taxes payable                                                               2,078                3,375
   Accrued expenses and other liabilities                                            27,050               23,404
--------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    67,492               57,023
--------------------------------------------------------------------------------------------------------------------

Long-term Debt                                                                      173,603              187,266
Other Liabilities                                                                    17,965               18,372
Deferred Income Taxes                                                                 7,873                3,547

Stockholders' Equity
   Common stock                                                                      48,667               47,714
   Retained earnings                                                                 93,816               86,436
   Accumulated other comprehensive income (loss)                                     (2,886)               1,113
   Other                                                                             (1,805)              (2,006)
--------------------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                                  137,792              133,257
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                   $      404,725       $      399,465
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30                            June 30
                                                     -----------------------------------------------------------------
                                                            1999           1998             1999             1998
----------------------------------------------------------------------------------------------------------------------
Revenues                                             $    93,339    $    84,941      $   177,984      $   165,025
Cost of products sold                                     75,866         82,080          146,944          150,535
----------------------------------------------------------------------------------------------------------------------
Gross margin                                              17,473          2,861           31,040           14,490
Selling                                                    4,999          3,914            9,364            7,203
Administration                                             1,486          1,529            2,719            2,859
Impairment of long-lived assets                                -         42,800                -           42,800
Acquired research and development                              -          9,500                -            9,500
----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                             10,988        (54,882)          18,957          (47,872)
----------------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
   Interest expense                                       (3,410)        (4,318)          (6,873)          (5,701)
   Interest income                                            81             45               86               77
   Other income (expense)                                     69           (389)             459             (533)
----------------------------------------------------------------------------------------------------------------------

Earnings (Loss) before Income Taxes                        7,728        (59,544)          12,629          (54,029)
Income Tax Expense (Benefit)                               2,721        (22,392)           4,431          (20,686)
----------------------------------------------------------------------------------------------------------------------

Net Earnings (Loss)                                  $     5,007    $   (37,152)     $     8,198      $   (33,343)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Net Earnings (Loss) Per Share:
     Basic                                           $      0.18    $     (1.38)     $      0.30      $     (1.24)
     Diluted                                                0.18          (1.38)            0.30            (1.24)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Number of Shares Included in Per Share Computation:
     Basic                                                27,275         26,905           27,238           26,949
     Diluted                                              27,769         26,905           27,587           26,949
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                         $     0.015    $     0.015      $      0.03      $      0.03
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                   Six Months Ended
                                                                                                        June 30
                                                                                         --------------------------------------
                                                                                                   1999                1998
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities
   Net earnings (loss)                                                                   $        8,198        $    (33,343)
   Depreciation and amortization                                                                 11,377              10,369
   Write-down of impaired long-lived assets                                                           -              42,800
   Acquired in-process research and development                                                       -               9,500
   Deferred income taxes                                                                          6,459             (18,798)
   Changes in operating assets and liabilities                                                   (7,679)            (23,862)
-------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                    18,355             (13,334)
-------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities
   Additions to property, plant and equipment                                                    (5,251)            (11,532)
   Business acquisitions, net of cash acquired                                                        -            (101,000)
-------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                    (5,251)           (112,532)
-------------------------------------------------------------------------------------------------------------------------------

Net Cash (Used in) Provided by Financing Activities
   Decrease in short-term borrowings                                                               (186)               (158)
   Increase (decrease) in long-term debt                                                        (13,195)            143,251
   Common stock issued (repurchased), net                                                           953             (15,720)
   Cash dividends paid                                                                             (818)               (820)
   Other                                                                                            201                 (84)
-------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                   (13,045)            126,469
-------------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                       (140)                (17)
-------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                (81)                586
Cash and Cash Equivalents at Beginning of Period                                                  1,028               2,383
-------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                               $          947        $      2,969
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BMC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)


1.       Financial Statements

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations and the cash flows for the periods ended June 30, 1999 and 1998. Except for the special charges recorded in the three and six-month periods ended June 30, 1998, such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended June 30, 1998 have been reclassified to conform to the presentation for the periods ended June 30, 1999. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1998 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Inventories

                                                                         June 30, 1999              December 31, 1998
                                                                         -------------              -----------------
         Raw materials                                                    $     19,506                   $     24,845
         Work in process                                                        14,149                          9,047
         Finished goods                                                         52,482                         48,961
                                                                         -------------              -----------------
                                                                          $     86,137                   $     82,853
                                                                         -------------              -----------------
                                                                         -------------              -----------------

3.       Derivative Financial Instruments

         Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

         Effective in the quarter ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." This Statement changed how the Company accounts for certain derivatives and hedging activities, including the following two key elements: (1) all derivatives are now measured at fair value and recognized as assets or liabilities and (2) derivatives meeting certain criteria required by SFAS No. 133 are now specifically designated as hedges and allowed hedge-accounting treatment. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be recorded in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Accounting for the Company's cross-currency swap agreements remains unchanged under SFAS No. 133 as these swaps continue to be accounted for under mark-to-market accounting.

         Interest Swap Agreements - In August 1998, the Company entered into multiple interest rate swap agreements for a total of $100,000 of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 7.12% to 7.14%. These swaps expire at various dates ranging from July 1999 to August 2000. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during the periods the swaps are outstanding. Amounts paid or received under the interest rate swap agreements are recorded as an adjustment to Interest Expense. At June 30, 1999, in accordance with SFAS No. 133, the fair market value of these swaps, which are classified as cash flow hedges, was recorded as a liability and as part of accumulated other comprehensive income (loss) - see footnote 4. Assuming no changes in underlying interest rates, approximately 85% of these losses are expected to be recorded into earnings within the next twelve months.

         Cross-Currency Swap Agreements - In January 1999, the Company entered into a cross-currency swap which provided for the Company to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt. This swap was subsequently closed out in May 1999. Under this swap, the Company also effectively swapped a fixed U.S. dollar-based interest rate of 5.1% for a fixed Japanese yen-based interest rate of 1.05%. This Japanese yen-based debt derivative was accounted for under mark-to-market accounting. The Company recorded as other income a foreign exchange gain of $112 in the quarter ended June 30, 1999 related to this swap, realizing a total year-to-date foreign exchange gain of $453.

         In August 1999, the Company entered into an agreement to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate for a floating Japanese yen-based interest rate. This Japanese yen-based derivative is accounted for under mark-to-market accounting.

         Forward Foreign Exchange Contracts - In April 1999, to hedge certain German mark (DM) denominated raw material purchases, the Company entered into forward foreign exchange contracts to purchase a total of 15 million DM in monthly increments during the period ending December 31, 1999. As of June 30, 1999, contracts to purchase 12 million DM remained outstanding. At June 30, 1999, in accordance with SFAS No. 133, the fair market value of these contracts was recorded as a liability and as part of accumulated other comprehensive income (loss)
         - see footnote 4. Assuming no change in underlying foreign exchange rates, these losses are all expected to be recorded into earnings within the next twelve months. These contracts are classified as cash flow hedges under SFAS No. 133.

4.       Comprehensive Income

         The components of comprehensive income, net of related tax, for the three and six-month periods ended June 30, 1999 and 1998 are as follows:

                                                                Three Months Ended                 Six Months Ended
                                                                      June 30                          June 30
                                                          -------------------------------------------------------------------
                                                                   1999            1998             1999            1998
                                                          -------------------------------------------------------------------
         Net earnings (loss)                                $     5,007     $   (37,152)     $     8,198      $  (33,343)
         Foreign currency translation adjustments                (1,095)            344           (3,525)           (133)
         Loss on derivative instruments                            (474)              -             (474)              -
                                                          --------------   -------------  ---------------  --------------
         Comprehensive income (loss)                        $     3,438     $   (36,808)     $     4,199      $  (33,476)
                                                          --------------   -------------  ---------------  --------------
                                                          --------------   -------------  ---------------  --------------

         Foreign currency translation adjustment for 1999 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the U.S. dollar against the DM/Euro during the six-month period ended June 30, 1999.

5.       Business Acquisition

         On May 15, 1998, the Company, through a wholly owned subsidiary, acquired the Orcolite business unit of the Monsanto Company (Orcolite) for the cash purchase price of $101,000. For financial statement purposes, the acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the fair value of the net tangible assets acquired recorded as intangible assets which are being amortized over periods ranging from seven to thirty years.

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

                                                                Three Months Ended                 Six Months Ended
                                                                      June 30                          June 30
                                                          -------------------------------------------------------------------
                                                                   1999            1998             1999            1998
                                                          -------------------------------------------------------------------
         Revenues                                           $    93,339     $    90,151        $ 177,984      $  179,243
         Net earnings (loss)                                      5,007         (37,692)           8,198         (34,961)
         Diluted earnings (loss) per share                         0.18           (1.40)            0.30           (1.30)

         The unaudited pro forma condensed combined financial information above is not necessarily indicative of what actual results would have been had the acquisition occurred at the date indicated. Also, the financial impact resulting from business synergies has not been reflected in the above pro forma financial information. Such synergies include the following: consolidation of selling, marketing, distribution, customer service and administrative functions; consolidation of research and development and technical services functions; optimization of combined production capacity; and improved purchasing leverage.

6.       Impairment of Long-Lived Assets/Acquired In-Process Research and
         Development

         During the second quarter ended June 30, 1998, the Company recorded a pre-tax charge of $42,800 for the write-down of certain Precision Imaged Products (PIP) operations fixed assets, primarily those related to the production of computer monitor masks. After careful assessment of various factors relevant to these assets, including significant declines in sales prices within the computer monitor mask market, management determined it was appropriate to write-down the value of these assets and, accordingly, such assets were written down to estimated fair value based on estimated discounted cash flows in accordance with SFAS No. 121.

         Also during the second quarter ended June 30, 1998, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition was written-off as a pre-tax charge of $9,500.

7.       Segment Information

         The Company has two operating segments which manufacture and sell a variety of products: Precision Imaged Products (PIP) and Optical Products. PIP manufactures principally aperture masks which are photochemically etched fine mesh grids used in the manufacture of color television tubes and computer monitors. Optical Products manufactures ophthalmic lenses.

         The following is a summary of certain financial information relating to the two segments for the three-month period ended June 30, 1999:

                                                                       Three Months Ended June 30
                                   -----------------------------------------------------------------------------------------------
                                        Precision Image Products            Optical Products                 Consolidated
                                   ---------------------------------  ------------------------------ -----------------------------
                                            1999           1998              1999           1998           1999           1998
                                            ----           ----              ----           ----           ----           ----
         Revenues                    $    55,851   $     53,296      $     37,488    $    31,645     $    93,339    $   84,941
         Cost of products sold            47,250         58,255            28,616         23,825          75,866        82,080
         ----------------------------------------------------------------------------------------------------------------------
         Gross margin                      8,601         (4,959)            8,872          7,820          17,473         2,861
         Gross margin %                     15.4%          (9.3)%            23.7%          24.7%           18.7%          3.4%
         Selling                           1,591          1,133             3,408          2,781           4,999         3,914
         Impairment of long-
             lived assets                      -         42,800                 -              -               -        42,800
         Acquired research and
             development                       -              -                 -          9,500               -         9,500
         Unallocated corporate
             administration                    -              -                 -              -           1,486         1,529
         ----------------------------------------------------------------------------------------------------------------------
         Income from operations      $     7,010   $    (48,892)     $      5,464    $    (4,461)    $    10,988    $  (54,882)
                                     ------------------------------------------------------------
                                     ------------------------------------------------------------

         Operating income %                 12.6%         (91.7)%            14.6%         (14.1)%          11.8%        (64.6)%

         Interest and other income
         (expense), net                                                                                   (3,260)       (4,662)
                                                                                                     ------------   -----------
         Earnings before income
            taxes                                                                                    $     7,728    $  (59,544)
                                                                                                     ------------   -----------
                                                                                                     ------------   -----------

         The following is a summary of certain financial information relating to the two segments for the six-month period ended June 30, 1999:

                                                                         Six Months Ended June 30
                                   -----------------------------------------------------------------------------------------------
                                        Precision Image Products            Optical Products                 Consolidated
                                   ---------------------------------  ------------------------------ -----------------------------
                                            1999           1998              1999           1998           1999            1998
                                            ----           ----              ----           ----           ----            ----
         Revenues                    $   105,850   $    108,568      $     72,134    $    56,457     $   177,984    $   165,025
         Cost of products sold            92,339        108,320            54,605         42,215         146,944        150,535
         -----------------------------------------------------------------------------------------------------------------------
         Gross margin                     13,511            248            17,529         14,242          31,040         14,490
         Gross margin %                     12.8%           0.2%             24.3%          25.2%           17.4%           8.8%
         Selling                           2,948          2,266             6,416          4,937           9,364          7,203
         Impairment of long-
             lived assets                      -         42,800                 -              -               -         42,800
         Acquired research and
             development                       -              -                 -          9,500               -          9,500
         Unallocated corporate
             administration                    -              -                 -              -           2,719          2,859
         -----------------------------------------------------------------------------------------------------------------------
         Income from operations      $    10,563   $    (44,818)     $     11,113    $      (195)    $    18,957    $   (47,872)
                                     ------------------------------------------------------------
                                     ------------------------------------------------------------

         Operating income %                 10.0%         (41.3)%            15.4%          (0.3)%          10.7%         (29.0)%

         Interest and other income
         (expense), net                                                                                   (6,328)        (6,157)
                                                                                                     ------------   ------------
         Earnings before income
            taxes                                                                                    $    12,629    $   (54,029)
                                                                                                     ------------   ------------
                                                                                                     ------------   ------------


8.       Legal Matters

         During the quarter ended June 30, 1999, no significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                              BMC INDUSTRIES, INC.
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Total revenues for the second quarter of 1999 increased by $8.4 million, or 10%, from the second quarter of 1998. Revenues of the Optical Products group generated sales of $37.5 million in the second quarter of 1999, up 18%, or $5.8 million, over the prior year quarter due predominantly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses) and largely driven by the acquisition of Orcolite in May 1998. Sales of high-end products increased 38% in second quarter 1999 over second quarter 1998 and accounted for 57% of total Optical Products group revenues in second quarter 1999 compared to 48% in second quarter 1998. Second quarter 1999 Optical Products group revenues were up 2% compared to the pro forma combined Vision-Ease/Orcolite 1998 revenues for the same period reflecting a decline in glass and plastic lens sales resulting from the continued shift in the ophthalmic lens market towards polycarbonate and a soft domestic retail segment affected by consolidation. Sales of high-end products in second quarter 1999 increased 11% over the pro forma combined Vision-Ease/Orcolite revenues for the same period in 1998. Revenues of the Precision Imaged Products (PIP) group for the second quarter increased 5% from the prior year quarter which was driven by increased sales of computer monitor masks and jumbo invar entertainment masks, offset by lower sales of standard AK steel and other-than-jumbo invar entertainment masks and by lower sales at BMSP. Sales of computer monitor masks in the second quarter of 1999 nearly doubled, increasing 97% compared to second quarter 1998, due to both incremental revenue from the Cortland monitor mask line that was restarted in the first quarter of 1999 and increased sales of larger-sized monitor masks. Sales of standard AK steel and other-than-jumbo invar entertainment masks in second quarter 1999 declined 19%, collectively, compared to the prior year quarter. These declines were partially offset by a 53% increase in sales of jumbo invar entertainment masks. In addition, performance of the Cortland monitor mask line showed progressive improvement over the course of the quarter. BMSP's second quarter 1999 revenues and operating income were down compared to second quarter 1998, but showed improvement over first quarter 1999, as disruptions in the ordering patterns of certain major customers improved.

Cost of products sold were 81% of net sales for the second quarter of 1999, compared to 97% in the same period of 1998. The decreased cost of products sold percentage was due primarily to improved PIP gross margins and the increased mix of higher-margin optical product sales. The PIP gross margin percentage is up significantly from 1998 reflecting the unusual charges in the second quarter of 1998 related to mask inventories and moving certain mask inspection operations, the heavier mix of higher-margin invar entertainment mask sales, an improved monitor mask sales mix, and the impact of cost reduction initiatives; all offset by overall lower pricing within the Mask business, particularly within the monitor segment, and lower profitability at BMSP.

Selling expenses were $5.0 million, or 5.4%, of revenues and $3.9 million, or 4.6%, of revenues for the second quarter of 1999 and 1998, respectively. The increase is primarily due to higher selling costs associated with the Optical Products group, principally for expanded sales and marketing efforts associated with high-end products.

During the second quarter ended June 30, 1998, the Company recorded a pre-tax charge of $42,800 for the write-down of certain Precision Imaged Products
(PIP) operations fixed assets, primarily those related to the production of computer monitor masks. After careful assessment of various factors relevant to these assets, including significant declines in sales prices within the computer monitor mask market, management determined it was appropriate to write-down the value of these assets and, accordingly, such assets were written down to estimated fair value based on estimated discounted cash flows in accordance with SFAS No. 121. Also during the second quarter ended June 30, 1998, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition was written-off as a pre-tax charge of $9,500.

Interest expense in the second quarter of 1999 decreased $0.9 million from the prior year quarter. This decrease is primarily due to financing costs incurred in the prior year as part of the cash purchase of Orcolite for $101 million in May of 1998.

The provision for income tax expense (benefit) was 35% of pre-tax income and (38%) of pre-tax loss in the second quarter of 1999 and 1998, respectively. The difference in effective tax rate versus the statutory U.S. tax rate is primarily due to the impact of the tax benefit associated with dividends paid by the Company's German operation to the Parent Company which reduce the Company's effective tax rate.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Total revenues for the first six months of 1999 increased by $13.0 million, or 8%, from the first six months of 1998. Revenues of the Optical Products group were up 28% due mainly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses) and largely resulting from the acquisition of Orcolite in May 1998. Optical Products group revenues for the six month period were up 2% compared to the pro forma combined Vision-Ease/Orcolite 1998 revenues for the same period. Revenues of the Precision Imaged Products (PIP) group for the six month period decreased 3% from the prior year period due primarily to a decline in sales of AK steel entertainment masks and the slowdown of BMSP offset by increased sales of monitor masks and jumbo invar entertainment masks.

Cost of products sold were 83% and 91% of net sales for the first six months of 1999 and 1998, respectively. The decreased cost of sales percentage was due primarily to improved PIP gross margins and the increased mix of higher-margin optical product sales. The PIP gross margin is up from 1998 reflecting the unusual charges in the second quarter of 1998 related to mask inventories and moving certain mask inspection operations, the heavier mix of high-margin invar entertainment mask sales, an improved monitor mask sales mix and the impact of cost reduction initiatives; all offset by overall lower pricing within the Mask business, particularly within the monitor segment, and lower profitability at BMSP.

Selling expenses were $9.4 million, or 5.3%, of revenues and $7.2 million, or 4.4%, of revenues for the first six months of 1999 and 1998, respectively. The increase is primarily due to higher selling costs associated with the Optical Products group, principally for expanded sales and marketing efforts associated with high-end products and incremental costs associated the Orcolite acquisition.

During the second quarter ended June 30, 1998, the Company recorded a pre-tax charge of $42,800 for the write-down of certain Precision Imaged Products
(PIP) operations fixed assets, primarily those related to the production of computer monitor masks. After careful assessment of various factors relevant to these assets, including significant declines in sales prices within the computer monitor mask market, management determined it was appropriate to write-down the value of these assets and, accordingly, such assets were written down to estimated fair value based on estimated discounted cash flows in accordance with SFAS No. 121. Also during the second quarter ended June 30, 1998, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition was written-off as a pre-tax charge of $9,500.

Interest expense in the first six months of 1999 was $6.9 million compared to $5.7 million in the first six months of 1998. This increase is primarily due to the increased debt level to fund the cash purchase of Orcolite for $101 million in May of 1998, offset partially by the financing costs incurred related to the Orcolite acquisition.

The provision for income tax expense (benefit) was 35% of pre-tax income and (38%) of pre-tax loss for the first six months of 1999 and 1998, respectively. The difference in effective tax rate versus the statutory U.S. tax rate is primarily due to the impact of the tax benefit associated with dividends paid by the Company's German operation to the Parent Company which reduce the Company's effective tax rate.

MARKET RISK

There were no significant changes in market risks from those disclosed in the Company's Form 10-K for the year ended December 31, 1998. However, to hedge certain German mark (DM) denominated steel purchases, the Company entered into forward foreign exchange contracts to purchase a total of 15 million DM in monthly increments during the period ending December 31, 1999.

FINANCIAL POSITION AND LIQUIDITY

Debt decreased approximately $14.2 million from $189.2 million to $175.0 million during the first six months of 1999 primarily as a result of cash flow from operations of $18.8 million, offset by capital expenditures of $5.3 million. Working capital was $99.3 million at June 30, 1999 compared to $95 million at December 31, 1998. The current ratio was 2.5 at June 30, 1999 compared to 2.7 at December 31, 1998. The ratio of debt to capitalization was
0.56 at June 30, 1999 compared to 0.59 at December 31, 1998.

There were no significant changes in the Company's credit facilities during the quarter ended June 30, 1999. The Company was in compliance with all covenants related to credit facilities at June 30, 1999. The Company continues to expect that the combination of present capital resources, internally-generated funds and unused financing sources will be adequate to meet the Company's financing requirements for 1999.

ENVIRONMENTAL

There were no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

YEAR 2000 COMPLIANCE

The Company has computer systems and applications at the corporate level and at each of its operating divisions that require or have required modifications made necessary by the upcoming year 2000. If appropriate modifications are not made, or are not completed in a timely manner, the Y2K issue could have a material adverse impact on the operations of the Company.

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

Phase I was formally completed and summarized on a Company-wide basis in early 1998. Phase II is essentially completed for all information technology
(IT) systems and is in process and estimated to be completed in the third quarter of 1999 for all non-IT systems. Non-IT systems are generally embedded technology, such as micro-controllers. Phase III is in various stages of completion depending on the systems involved. For IT systems, the most significant efforts of this phase involve the accelerated replacement of non-compliant IT systems within the Mask Operations group and the remediation and testing of important mainframe applications and operating systems within the Optical Products group. Y2K-compliant integrated IT systems from SAP are currently being implemented in the Mask Operations group in various phases beginning in early 1999 and continuing through the third quarter and fourth quarter of 1999. Y2K remediation and testing within the Optical Products group is currently in process and estimated to be completed during the fourth quarter of 1999. For non-IT systems, Phase III is scheduled to be completed during the fourth quarter of 1999. For Phase IV, the Company is in the process of assessing the Y2K preparedness of significant third parties, including key vendors and service providers, and estimates that this phase will be ongoing during the remainder of 1999.

The Company currently estimates that it will cost $3-4 million using both internal and external resources to address the Y2K issue as discussed above, including the cost of replacing the IT systems within the Mask Operations group. Through June 30, 1999, the Company had spent approximately $2 million of this total estimate.

The Company's current most reasonably likely worst case Y2K scenario is that modification work will not proceed on schedule, causing some increase to the total cost of achieving Y2K compliance, or the potential inability to obtain raw materials from suppliers in a timely manner. The impact on the Company's results of operations if the Company or its suppliers or customers are not fully Y2K compliant is not reasonably determinable. Since the Company is depending on its ability to execute modification plans and its vendors to continue material supply without interruption, there can be no assurance that unforeseen difficulties will not arise for the Company or its customers and that related costs will not thereby be incurred.

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

The Company has begun to establish contingency plans relative to the Y2K issue and expects to further develop such plans during the remainder of 1999.

CAUTIONARY STATEMENTS

Certain statements included in this Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, lower demand for televisions and computer monitors; further mask price declines and imbalances of supply and demand; unsuccessful customer part qualifications; liability and other claims asserted against the Company; continued slowdown at BMSP; inability to penetrate the lead frame market; inability to develop and introduce new products; failure of new products to gain customer acceptance; unsuccessful cost reduction and reorganization efforts; potential loss on cross-currency swaps; higher operating expenses and lower yields associated with production shutdowns or start-ups; negative foreign currency fluctuations affecting cross-currency swaps; inability to partner with new BMSP customers or transition development relationships into full scale production; the impact of Y2K information systems issues; the effect of the economic uncertainty in Asia; and a potential economic slowdown in other parts of the world such as South America. These and other factors are more particularly described in "Item 1 - Business" of the Company's Form 10-K for the year ended December
31, 1998, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           Part II: OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

                  With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 10 and Note 8 of the "Notes to Condensed Consolidated Financial Statements" on page 9.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12 .

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  The Company's 1999 Annual Meeting of Stockholders was held on May 12, 1999. One matter was submitted to a vote of stockholders: Election of certain members of the Company's Board of Directors.

                  (1) The nominees for election to the Company's Board of Directors, as listed in the Company's Proxy Statement dated March 31, 1999, were elected for two year terms at that meeting. Voting for the individual nominees was as follows:

                                 Nominee                Votes For       Votes Withheld or Against
                                 -------                ---------       -------------------------
                           Mr. John W. Castro           22,211,506               853,658
                           Dr. H. Ted Davis             22,197,545               867,619
                           Mr. Joe E. Davis             22,197,706               867,458
                           Mr. James M. Ramich          22,201,605               863,559

                           The following directors did not stand for election this year because their terms of office continued after the meeting: Mr. Lyle D. Altman, Mr. Paul B. Burke and Mr. Harry A. Hammerly.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                  10.1 Third Declaration of Amendment, dated July 7, 1999, to the BMC Industries, Inc. Savings and Profit Sharing Plan (filed herein).

                  10.2 BME Share Pledge Agreement dated June 24, 1999 among the Company, Buckbee-Mears Europe and several banks (filed herein).

                  27. Financial Data Schedule (filed only in electronic format).

                  99.1 News Release, dated July 20, 1999, announcing the second quarter 1999 operating results (filed herein).

                  99.2 News Release, dated June 10, 1999, announcing quarterly dividend (filed herein).

         (b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K for the quarter ended June 30, 1999.






SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BMC INDUSTRIES, INC.


                                  /s/ Jeffrey J. Hattara
                                  ------------------------------------------
                                  Jeffrey J. Hattara
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                                  /s/ Steven E. Opdahl
                                  ------------------------------------------
                                  Steven E. Opdahl
                                  Controller
                                  (Principal Accounting Officer)

Dated:   August 16, 1999