Form 10-Q
period 1999-09-30
BMC INDUSTRIES INC/MN/
filed 1999-11-15
CIK 215310

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended September 30, 1999.

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

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/  No / /

    BMC Industries, Inc. has outstanding 27,369,902 shares of common stock as of November 12, 1999. There is no other class of stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30 1999	December 31 1998
ASSETS
Current Assets
Cash and cash equivalents	$828	$1,028
Trade accounts receivable, net of allowances	50,312	39,163
Inventories	82,627	82,853
Deferred income taxes	15,714	14,603
Other current assets	13,705	14,347

Total Current Assets	163,186	151,994

Property, Plant and Equipment	276,769	276,630
Less Accumulated Depreciation	123,702	114,036

Property, Plant and Equipment, Net	153,067	162,594

Deferred Income Taxes	4,075	5,431
Intangible Assets, Net	71,133	73,178
Other Assets	7,874	6,268

Total Assets	$399,335	$399,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,375	$1,929
Accounts payable	30,629	28,315
Income taxes payable	5,108	3,375
Accrued expenses and other liabilities	23,647	23,404

Total Current Liabilities	60,759	57,023

Long-Term Debt	177,187	187,266
Other Liabilities	18,386	18,372
Deferred Income Taxes	5,390	3,547
Stockholders' Equity
Common stock	48,932	47,714
Retained earnings	92,979	86,436
Accumulated other comprehensive income (loss)	(2,486)	1,113
Other	(1,812)	(2,006)

Total Stockholders' Equity	137,613	133,257

Total Liabilities and Stockholders' Equity	$399,335	$399,465

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Revenues	$88,321	$88,584	$266,305	$253,609
Cost of Products Sold	79,071	81,642	226,015	232,177

Gross Margin	9,250	6,942	40,290	21,432
Selling	4,788	4,545	14,152	11,748
Administration	993	1,213	3,712	4,072
Impairment of Long-Lived Assets	—	—	—	42,800
Acquired Research and Development	—	—	—	9,500

Income (Loss) from Operations	3,469	1,184	22,426	(46,688)

Other Income and (Expense)
Interest expense	(3,265)	(3,949)	(10,138)	(9,650)
Interest income	69	22	155	99
Other expense	(889)	(399)	(430)	(932)

Earnings (Loss) before Income Taxes	(616)	(3,142)	12,013	(57,171)
Income Tax Expense (Benefit)	(190)	(1,173)	4,241	(21,859)

Net Earnings (Loss)	$(426)	$(1,969)	$7,772	$(35,312)

Net Earnings (Loss) Per Share:
Basic	$(0.02)	$(0.07)	$0.28	$(1.31)
Diluted	(0.02)	(0.07)	0.28	(1.31)

Number of Shares Included in Per Share Computation:
Basic	27,349	26,989	27,275	26,963
Diluted	27,349	26,989	27,723	26,963

Dividends Declared Per Share	$0.015	$0.015	$0.045	$0.045

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30
	1999	1998
Net Cash Provided by Operating Activities
Net earnings (loss)	$7,772	$(35,312)
Depreciation and amortization	16,946	15,765
Write-down of impaired long-lived assets	—	42,800
Acquired in-process research and development	—	9,500
Deferred income taxes	2,557	(20,604)
Changes in operating assets and liabilities	(8,736)	(8,560)

Total	18,539	3,589

Net Cash Used in Investing Activities
Additions to property, plant and equipment	(9,058)	(18,202)
Business acquisitions, net of cash acquired	—	(101,000)

Total	(9,058)	(119,202)

Net Cash (Used in) Provided by Financing Activities
Decrease in short-term borrowings	(113)	(292)
Increase (decrease) in long-term debt	(9,611)	133,170
Common stock issued (repurchased), net	1,218	(14,601)
Cash dividends paid	(1,229)	(1,224)
Other	194	(1,105)

Total	(9,541)	115,948

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(140)	24

Net Increase (Decrease) in Cash and Cash Equivalents	(200)	359
Cash and Cash Equivalents at Beginning of Period	1,028	2,383

Cash and Cash Equivalents at End of Period	$828	$2,742

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1. Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and the cash flows for the periods ended September 30, 1999 and 1998. Except for the special charges recorded in the nine-month period ended September 30, 1998, such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended September 30, 1998 have been reclassified to conform to the presentation for the periods ended September 30, 1999. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1998 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Inventories

	September 30, 1999	December 31, 1998
Raw materials	$19,550	$24,845
Work in process	11,518	9,047
Finished goods	51,559	48,961

	$82,627	$82,853

3. Derivative Financial Instruments

    Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

    Effective in the quarter ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." This Statement changed how the Company accounts for certain derivatives and hedging activities, including the following two key elements: (1) all derivatives are now measured at fair value and recognized in the balance sheet as assets or liabilities and (2) derivatives meeting certain criteria required by SFAS No. 133 are now specifically designated as hedges and allowed hedge-accounting treatment. Accounting for the Company's cross-currency swap agreements remains unchanged under SFAS No. 133 as these swaps continue to be accounted for under mark-to-market accounting.

    Interest Swap Agreements—In August 1998, the Company entered into multiple interest rate swap agreements for a total of $100,000 of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.87% to 6.88%. At September 30, 1999, $75,000 of these swaps remained outstanding with the swaps expiring at various dates ranging from January 2000 to August 2000. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during the periods the swaps are outstanding. Amounts paid or received under the interest rate swap agreements are recorded as an adjustment to Interest Expense. At September 30, 1999, in accordance with SFAS 133, the fair market value of these swaps was recorded as a liability and as part of accumulated other comprehensive income (loss)—see footnote 4. Assuming no changes in underlying interest rates, these losses are expected to be recorded into earnings within the next twelve months.

    Cross-Currency Swap Agreements—In January 1999, the Company entered into a cross-currency swap which provided for the Company to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt. This swap was subsequently closed out in May 1999. Under this swap, the Company also effectively swapped a fixed U.S. dollar-based interest rate of 5.1% for a fixed Japanese yen-based interest rate of 1.05%. This Japanese yen-based debt derivative was accounted for under mark-to-market accounting. The Company recorded as other income (expense) a foreign exchange gain of $453 in 1999 related to this swap.

    In August 1999, the Company entered into an agreement to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate (5.36% at September 30, 1999) for a floating Japanese yen-based interest rate (0.55% at September 30, 1999). This Japanese yen-based derivative is accounted for under mark-to-market accounting. The Company recorded as other income (expense) a foreign exchange loss of $755 in the quarter ended September 30, 1999 related to this swap.

    Forward Foreign Exchange Contracts—In April 1999, to hedge certain German mark (DM) denominated steel purchases, the Company entered into forward foreign exchange contracts to purchase a total of 15,000 DM in monthly increments during the period ending December 31, 1999. As of September 30, 1999, contracts to purchase 6,000 DM remained outstanding. At September 30, 1999, in accordance with SFAS 133, the fair market value of these contracts was recorded as a liability and as part of accumulated other comprehensive income (loss)—see footnote 4. Assuming no change in underlying foreign exchange rates, these losses are all expected to be recorded into earnings within the next twelve months.

4. Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of related tax, for the three and nine-month periods ended September 30, 1999 and 1998 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Net earnings (loss)	$(426)	$(1,969)	$7,772	$(35,312)
Foreign currency translation adjustments	24	2,397	(3,501)	2,264
Gain (loss) on derivative instruments	376	—	(98)	—

Comprehensive income (loss)	$(26)	$428	$4,173	$(33,048)

    The foreign currency translation adjustment for 1999 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the U.S. dollar against the DM/Euro during the nine-month period ended September 30, 1999.

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

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Revenues	$88,321	$88,584	$266,305	$267,827
Net earnings (loss)	(426)	(1,969)	7,772	(36,930)
Diluted earnings (loss) per share	(0.02)	(0.07)	0.28	(1.37)

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

    The following is a summary of certain financial information relating to the two segments:

	Three Months Ended September 30
	Precision Imaged Products		Optical Products		Consolidated
	1999	1998	1999	1998	1999	1998
Revenues	$53,681	$51,993	$34,640	$36,591	$88,321	$88,584
Cost of products sold	46,174	53,259	32,897	28,383	79,071	81,642

Gross margin	7,507	(1,266)	1,743	8,208	9,250	6,942
Gross margin %	14.0%	(2.4)%	5.0%	22.4%	10.5%	7.8%
Selling	1,476	1,329	3,312	3,216	4,788	4,545
Unallocated corporate administration	—	—	—	—	993	1,213

Income (loss) from operations	$6,031	$(2,595)	$(1,569)	$4,992	3,469	1,184

Operating income (loss) %	11.2%	(5.0)%	(4.5)%	13.6%	3.9%	1.3%
Interest and other income (expense), net					(4,085)	(4,326)

Loss before income taxes					$(616)	$(3,142)

    The following is a summary of certain financial information relating to the two segments for the nine-month period ended September 30, 1999:

	Nine Months Ended September 30
	Precision Imaged Products		Optical Products		Consolidated
	1999	1998	1999	1998	1999	1998
Revenues	$159,531	$160,561	$106,774	$93,048	$266,305	$253,609
Cost of products sold	138,513	161,579	87,502	70,598	226,015	232,177

Gross margin	21,018	(1,018)	19,272	22,450	40,290	21,432
Gross margin %	13.2%	(0.6)%	18.0%	24.1%	15.1%	8.5%
Selling	4,424	3,595	9,728	8,153	14,152	11,748
Impairment of long-lived assets	—	42,800	—	—	—	42,800
Acquired research and development	—	—	—	9,500	—	9,500
Unallocated corporate administration	—	—	—	—	3,712	4,072

Income (loss) from operations	$16,594	$(47,413)	$9,544	$4,797	22,426	(46,688)

Operating income (loss)%	10.4%	(29.5)%	8.9%	5.2%	8.4%	(18.4)%
Interest and other income (expense), net					(10,413)	(10,483)

Earnings (loss) before income taxes					$12,013	$(57,171)

8. Legal Matters

    During the quarter ended September 30, 1999, no significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 1999 and 1998

    Total revenues for the third quarter of 1999 were $88.3 million, a decrease of $0.3 million, or 0.3%, from the third quarter of 1998. Third quarter revenues of the Precision Imaged Products (PIP) group increased 3% over the prior year quarter primarily driven by increased sales of computer monitor masks and jumbo entertainment masks, partially offset by lower sales of non-jumbo entertainment masks and lower sales at BMSP. Sales of computer monitor masks in the third quarter of 1999 more than doubled, increasing 157% compared to third quarter 1998, due to both incremental revenue from the Cortland monitor mask line that was restarted in the first quarter of 1999 and increased sales of larger-sized monitor masks. Sales of jumbo entertainment masks in third quarter 1999 increased 20%, compared to the prior year quarter. BMSP's third quarter 1999 revenues and operating income were down compared to third quarter 1998, due to a reduction in orders from one major customer which continued to impact results, but showed continued improvement over the first and second quarter of 1999, Revenues of the Optical Products group generated sales of $34.6 million in the third quarter of 1999, down 5%, or $2.0 million, from the prior year quarter due predominantly to industry wide softness in retail optical sales, ongoing consolidation at the retail level and a more competitive and promotional pricing environment which favors lower-end lens products. Sales of high-end products (polycarbonate, progressive and polarizing sun lenses) declined 3% in third quarter 1999 from third quarter 1998 and accounted for 56% of total Optical Products group revenues in third quarter 1999 compared to 55% in third quarter 1998. (Third quarter high-end sales are less comparable to the prior year quarter in part because of large polycarbonate stocking orders from key customers in the prior year quarter.) Revenues for plastic and glass lenses also declined quarter-over-quarter which was consistent with management expectations.

    Cost of products sold were 90% of net sales for the third quarter of 1999, compared to 92% in the same period of 1998. The decreased cost of products sold percentage was due primarily to improved PIP gross margins. The PIP gross margin percentage is up significantly from 1998 which was negatively impacted a year ago by the extended shutdown of three manufacturing lines at the Cortland, New York Mask facility. Third quarter 1999 gross margins were favorably impacted by the heavier mix of higher margin invar entertainment mask sales, an increase in volume of monitor mask sales, improved monitor mask sales mix and improved operations of both Mask manufacturing facilities; offset by overall lower pricing within the Mask business, particularly within the monitor segment, and lower profitability at BMSP. The Optical Products group's gross margin was negatively impacted by several factors during the quarter, including higher manufacturing costs attributed to inventory sold in the quarter, compounded by poor production performance, lower production volumes, expenses related to the introduction of the polycarbonate wafer lamination system, and inventory write-offs, discontinuances and phase-outs (partially offset by favorable reserve adjustments due to changes in circumstances).

    Selling expenses were $4.8 million, or 5.4%, of revenues and $4.5 million, or 5.1%, of revenues for the third quarter of 1999 and 1998, respectively. The increase is primarily due to higher selling costs associated with the Optical Products group, principally for expanded sales and marketing efforts associated with high-end products.

    Interest expense in the third quarter of 1999 declined $0.7 million from the prior year quarter. This decrease is primarily due to the paydown of debt that has occurred since the cash purchase of Orcolite for $101 million in May of 1998.

    The provision for income tax expense (benefit) was (31%) of pre-tax loss and (37%) of pre-tax loss in the third quarter of 1999 and 1998, respectively. The difference in effective tax rate versus the statutory U.S. tax rate is primarily due to the impact of the tax benefit associated with dividends paid by the Company's German operation to the Parent Company which reduce the Company's effective tax rate.

Comparison of nine months ended September 30, 1999 and 1998

    Total revenues for the first nine months of 1999 were $266.3 million, a $12.7 million increase, or 5.0%, from the first nine months of 1998. Revenues of the Optical Products group were up 15% due mainly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses), largely resulting from the acquisition of Orcolite in May 1998. Optical Products group revenues for the nine month period were down 1.0% compared to the pro forma combined Vision-Ease/Orcolite 1998 revenues for the same period. Revenues of the Precision Imaged Products (PIP) group for the nine month period decreased 1.0% from the prior year period due primarily to a decline in sales of AK steel entertainment masks and the slowdown of BMSP, offset by increased sales of monitor masks and jumbo invar entertainment masks.

    Cost of products sold were 85% and 92% of net sales for the first nine months of 1999 and 1998, respectively. The decreased cost of sales percentage was due primarily to improved PIP gross margins and the increased mix of higher-margin optical product sales. The PIP gross margin is up from 1998 reflecting the unusual charges in the second quarter of 1998 related to mask inventories, moving certain mask inspection operations and costs associated with the extended shutdown of three manufacturing lines at the Cortland facility. The higher 1999 margin is primarily due to a heavier mix of high-margin invar entertainment mask sales, improved monitor mask sales mix and the impact of cost reduction initiatives; offset by overall lower pricing within the Mask business, particularly within the monitor business, and lower profitability at BMSP. The Optical Products group gross margin was below prior year period due primarily to charges recorded during the third quarter of 1999 for higher manufacturing costs attributed to inventory sold in the quarter, compounded by poor production performance, lower production volumes, expenses related to the introduction of the polycarbonate wafer lamination system, and inventory write-offs, discontinuances and phase-outs (partially offset by favorable reserve adjustments due to changes in circumstances).

    Selling expenses were $14.2 million, or 5.3%, of revenues and $11.7 million, or 4.6%, of revenues for the first nine months of 1999 and 1998, respectively. The increase is primarily due to higher selling costs associated with the Optical Products group, principally for expanded sales and marketing efforts associated with high-end products and incremental costs associated with the Orcolite acquisition.

    During the second quarter ended June 30, 1998, the Company recorded a pre-tax charge of $42,800 for the write-down of certain Precision Imaged Products (PIP) operations fixed assets, primarily those related to the production of computer monitor masks. After careful assessment of various factors relevant to these assets, including significant declines in sales prices within the computer monitor mask market, management determined it was appropriate to write-down the value of these assets and, accordingly, such assets were written down to estimated fair value based on estimated discounted cash flows in accordance with SFAS No. 121. Also during the second quarter ended June 30, 1998, the independently appraised value of acquired in-process research and development purchased in conjunction with the Orcolite acquisition was written-off as a pre-tax charge of $9.5 million.

    Interest expense in the first nine months of 1999 was $10.1 million compared to $9.7 million in the first nine months of 1998. This increase is primarily due to the increased debt level to fund the cash purchase of Orcolite for $101 million in May of 1998, offset partially by the financing costs incurred related to the Orcolite acquisition.

    The provision for income tax expense (benefit) was 35% of pre-tax income and (38%) of pre-tax loss for the first nine months of 1999 and 1998, respectively. The difference in effective tax rate versus the statutory U.S. tax rate is primarily due to the impact of the tax benefit associated with dividends paid by the Company's German operation to the Parent Company which reduce the Company's effective tax rate.

MARKET RISK

    There were no significant changes in market risks from those disclosed in the Company's Form 10-K for the year ended December 31, 1998.

FOREIGN CURRENCY

    Fluctuations in foreign currency exchange rates may affect the Company's financial results. The Company has an overall indirect exposure to Asian currencies, primarily the Japanese yen and the Korean won, because the Mask Operations' most significant competitors are Japanese and Korean manufacturers. The Company's strategy is to partially offset this business exposure through the cross-currency swaps discussed below. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this also represents an element of the Company's exposure to currency rate fluctuations. This exposure is generally addressed as needed through the purchase of forward contracts and options. To hedge certain German mark (DM) denominated steel purchases, the Company entered into forward foreign exchange contracts to purchase a total of 15 million DM in monthly increments during the period ending December 31, 1999. As of September 30, 1999, contracts to purchase 6 million DM remained outstanding. Exposure to foreign currency exchange rate fluctuations also exists with respect to transactions with and transactions within the Company's German, Indonesian and Hungarian operations.

INTEREST RATE SWAPS

    In August 1998, the Company entered into multiple interest rate swap agreements for a total of $100 million of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.87% to 6.88%. At September 30, 1999, $75 million of these swaps remained outstanding with the swaps expiring at various dates ranging from January 2000 to August 2000. These swaps are discussed more fully in footnote 3.

CROSS-CURRENCY SWAPS

    In August 1999, the Company entered into a cross-currency swap, which provide for the Company to swap a total of $10 million of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate (5.36% at September 30, 1999) for a floating Japanese yen-based interest rate (0.55% at September 30, 1999). This Japanese yen-based debt derivative is accounted for under mark-to-market accounting. This swap expires in August 2002. These swaps are discussed more fully in footnote 3.

FINANCIAL POSITION AND LIQUIDITY

    Debt decreased approximately $10.6 million from $189.2 million to $178.6 million during the first nine months of 1999 primarily as a result of cash flow from operations of $18.5 million, offset by capital expenditures of $9.1 million. Working capital was $102 million at September 30, 1999 compared to $95 million at December 31, 1998. The current ratio was 2.7 at September 30, 1999 and at December 31, 1998. The ratio of debt to capitalization was 0.56 at September 30, 1999 compared to 0.59 at December 31, 1998.

    There were no significant changes in the Company's credit facilities during the quarter ended September 30, 1999. The Company was in compliance with all covenants related to credit facilities at September 30, 1999. The Company continues to expect that the combination of present capital resources, internally-generated funds and unused financing sources will be adequate to meet the Company's financing requirements for 1999.

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

    The Company has been addressing the Y2K issue using essentially the following four-phase approach:

  •
  Phase I—Identification of all significant computer systems within the Company with exposure to Y2K issues;

  •
  Phase II—For each system, assessment of Y2K issue(s) and required remediation;

  •
  Phase III—Remediation and testing of systems to be Y2K compliant;

  •
  Phase IV—Assessment of Y2K preparedness of significant third parties.

    Phase I was formally completed and summarized on a Company-wide basis in early 1998. Phase II has been completed for all systems as of September 30, 1999. Phase III is nearing completion for all systems involved. For IT systems, the most significant efforts of this phase involved the accelerated replacement of non-compliant IT systems within the Mask Operations group and the remediation and testing of important mainframe applications and operating systems within the Optical Products group. Y2K-compliant integrated IT systems from SAP are in the final stages of being implemented in the Mask Operations group as of 1999 and will be completed in the fourth quarter of 1999. Y2K remediation and testing within the Optical Products group is currently in process and estimated to be completed during the fourth quarter of 1999. For Phase IV, the Company is in the process of assessing the Y2K preparedness of significant third parties, including key vendors and service providers, and estimates that this phase will be ongoing during the remainder of 1999.

    The Company currently estimates that it will cost $3-4 million using both internal and external resources to address the Y2K issue as discussed above, including the cost of replacing the IT systems within the Mask Operations group. Through September 30, 1999, the Company had spent approximately $3 million of this total estimate.

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

CAUTIONARY STATEMENTS

    Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, lower demand for televisions, computer monitors and ophthalmic lenses; further mask and ophthalmic lens price declines and imbalances of supply and demand; unsuccessful customer part qualifications; liability and other claims asserted against the Company; continued slowdown at BMSP; inability to partner with new BMSP customers or transition development relationships into full scale production; inability to develop and introduce new products; failure of new products to gain customer acceptance, including the roll out of the polycarbonate wafer lamination system; unsuccessful cost reduction and reorganization efforts; continued higher manufacturing costs; further adjustments to inventory valuations resulting from personnel turnover, systems integration or other reasons; negative foreign currency fluctuations, including adverse fluctuations affecting cross-currency swaps; inability to recruit and retain key personnel; the impact of Y2K information systems issues; the effect of the economic uncertainty in Asia; and a potential economic slowdown in other parts of the world. These and other factors are more particularly described in "Item 1—Business" of the Company's Form 10-K for the year ended December 31, 1998, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings.

    With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 10 and Note 8 of the "Notes to Condensed Consolidated Financial Statements" on page 9.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

27.	Financial Data Schedule (filed only in electronic format).
99.1	News Release, dated October 28, 1999, announcing the third quarter 1999 operating results (filed herein).
99.2	News Release, dated October 26, 1999, announcing the appointment of a President and Chief Operating Officer (filed herein).
99.3	News Release, dated October 26, 1999, announcing preliminary third quarter 1999 operating results (filed herein).
99.4	News Release, dated September 8, 1999, announcing quarterly dividend (filed herein).
99.5	News Release, dated September 7, 1999, announcing new Treasurer (filed herein).

  (b)
  Reports on Form 8-K.

    The Company did not file any reports on Form 8-K for the quarter ended September 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BMC INDUSTRIES, INC.

                      /s/ JEFFREY J. HATTARA

                      Jeffrey J. Hattara
                      Chief Financial Officer
                      (Principal Financial Officer)

                      /s/ KEVIN E. ROE

                      Kevin E. Roe
                      Acting Controller
                      (Principal Accounting Officer)

Dated: November 15, 1999