Form 10-Q
period 2000-03-31
BMC INDUSTRIES INC/MN/
filed 2000-05-15
CIK 215310

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2000.

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition Period from N/A to               .

Commission File No. 1-8467

BMC INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota (State of Incorporation)	41-0169210 (IRS Employer Identification No.)
One Meridian Crossings, Suite 850, Minneapolis, Minnesota (Address of Principal Executive Offices)	55423 (Zip Code)

(952) 851-6000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/  No / /

    BMC Industries, Inc. has outstanding 27,401,734 shares of common stock as of May 12, 2000. There is no other class of stock outstanding.

Exhibit Index Begins at Page 11

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31 2000	December 31 1999
ASSETS
Current Assets
Cash and cash equivalents	$1,998	$1,146
Trade accounts receivable, net of allowances	46,096	42,025
Inventories	81,576	82,312
Deferred income taxes	12,148	11,588
Other current assets	12,955	12,580

Total Current Assets	154,773	149,651

Property, plant and equipment	278,801	278,807
Less accumulated depreciation	130,664	127,569

Property, Plant and Equipment, Net	148,137	151,238

Deferred income taxes	10,383	9,221
Intangible assets, net	67,348	68,232
Other assets	5,313	5,211

Total Assets	$385,954	$383,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,254	$2,303
Accounts payable	30,823	30,342
Income taxes payable	8,630	8,093
Accrued expenses and other liabilities	24,225	19,197

Total Current Liabilities	64,932	59,935

Long-term debt	162,877	165,959
Other liabilities	18,552	18,522
Deferred income taxes	2,631	2,715
Stockholders' Equity
Common stock	49,121	49,077
Retained earnings	94,510	92,620
Accumulated other comprehensive income	(4,923)	(3,495)
Other	(1,746)	(1,780)

Total Stockholders' Equity	136,962	136,422

Total Liabilities and Stockholders' Equity	$385,954	$383,553

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31
	2000	1999
Revenues	$88,751	$84,645
Cost of products sold	76,687	71,078

Gross Margin	12,064	13,567
Selling	4,279	4,365
Administrative	1,290	1,233

Income from Operations	6,495	7,969

Other Income and (Expense)
Interest expense	(3,215)	(3,463)
Interest income	22	5
Other income (expense)	—	390

Earnings Before Income Taxes	3,302	4,901
Income taxes	1,001	1,710

Net Earnings	$2,301	$3,191

Net Earnings Per Share:
Basic	$0.08	$0.12
Diluted	0.08	0.12

Number of Shares Included in Per Share Computation:
Basic	27,384	27,201
Diluted	27,599	27,405

Dividends Declared Per Share	$0.015	$0.015

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2000	1999
Net Cash Provided by Operating Activities
Net earnings	$2,301	$3,191
Depreciation and amortization	6,081	5,647
Deferred income taxes	16	2,037
Changes in operating assets and liabilities	530	(190)

Total	8,928	10,685

Net Cash Used in Investing Activities
Additions to property, plant and equipment	(2,409)	(2,504)
Business acquisition, net of cash acquired	(1,219)	—

Total	(3,628)	(2,504)

Net Cash Used in Financing Activities
Increase (decrease) in short-term borrowings	(1,017)	248
Decrease in long-term debt	(3,082)	(7,000)
Common stock issued	44	42
Cash dividends paid	(411)	(408)
Other	34	17

Total	(4,432)	(7,101)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16)	(132)

Net Increase in Cash and Cash Equivalents	852	948
Cash and Cash Equivalents at Beginning of Period	1,146	1,028

Cash and Cash Equivalents at End of Period	$1,998	$1,976

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1. Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and the cash flows for the periods ended March 31, 2000 and 1999. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the period ended March 31, 1999 have been reclassified to conform to the presentation for the period ended March 31, 2000. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1999 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Inventories

	March 31, 2000	December 31, 1999
Raw materials	$21,299	$24,167
Work in process	11,824	12,564
Finished goods	48,453	45,581

	$81,576	$82,312

3. Derivative Financial Instruments

    Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

    Effective in the quarter ended June 30, 1999, the Company adopted SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In doing so, the Company did not incur any transition adjustments to earnings. All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, the derivative is designated as a fair value hedge, cash flow hedge or a foreign-currency net investment hedge. The Company hedges some selected foreign-currency denominated forecasted transactions (cash flow hedges), in which changes in the fair value of highly effective derivatives are recorded in Accumulated Other Comprehensive Income (Loss). The Company also has multiple interest rate swap agreements (cash flow hedges), which provide for the Company to swap a variable interest rate for fixed interest rates. Accounting for the Company's cross-currency swap agreements remains unchanged under SFAS 133 as these swaps continue to be accounted for under mark-to-market accounting.

    Interest Rate Swap Agreement—At various dates during 1998 and 1999, the Company entered into multiple interest rate swap agreements for a total of $100,000 of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 6.20%. At March 31, 2000, $75,000 of these swaps remained outstanding with the swaps expiring at various dates ranging from August 2000 to January 2001. The notional amount of debt is not a measure of the Company's exposure to credit or market risks and is not included in the Consolidated Balance Sheets.

Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this period. Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement. At March 31, 2000, $158 of deferred net gains on the interest rate swap agreements were included in Accumulated Other Comprehensive Income.

    Cross-Currency Swap Agreement—In August 1999, the Company entered into a cross-currency swap agreement to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate (6.10% at March 31, 2000) for a floating Japanese yen-based interest rate (0.79% at March 31, 2000). This Japanese yen-based derivative is accounted for under mark-to-market accounting. The Company recorded as Other Expense a foreign exchange loss of $2 under this swap agreement in the period ended March 31, 2000. This swap agreement was closed out in May 2000. A gain of $341 was recorded during the period ended March 31, 1999, for a similar swap agreement.

    Forward Foreign Exchange Contracts—During 1999 and 2000, the Company entered into forward foreign exchange contracts to purchase a total of 33,500 German marks (DM) to hedge certain steel purchases. As of March 31, 2000, contracts to purchase 15,500 DM remained outstanding. At March 31, 2000, in accordance with SFAS 133, the fair market value of these contracts was recorded as a liability and as part of accumulated other comprehensive income (loss). At March 31, 2000, $338 of deferred net losses on these contracts were included in Accumulated Other Comprehensive Income. Assuming no change in underlying foreign exchange rates, these losses are all expected to be recorded into earnings within the next twelve months.

4. Comprehensive Income

    The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2000 and 1999 are as follows:

	2000	1999
Net earnings	$2,301	$3,191
Foreign currency translation adjustments	(1,279)	(2,430)
Gain (loss) on derivative instruments	(149)	—

Comprehensive income	$873	$761

    Foreign currency translation adjustment for 2000 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the U.S. dollar against the DM/Euro during the quarter ended March 31, 2000.

5. Segment Information

    The Company has two operating segments which manufacture and sell a variety of products: Buckbee-Mears and Optical Products. Buckbee-Mears, made up of Mask Operations and Buckbee-Mears St. Paul (BMSP), principally manufactures aperture masks which are photochemically etched fine mesh grids used in the manufacture of color television tubes and computer monitors. Optical Products (Vision-Ease) manufactures ophthalmic lenses.

    The following is a summary of certain financial information relating to the two segments:

	Three Months Ended March 31
	Buckbee-Mears		Optical Products		Consolidated
	2000	1999	2000	1999	2000	1999
Revenues	$53,318	$49,999	$35,433	$34,646	$88,751	$84,645
Cost of products sold	46,229	45,089	30,458	25,989	76,687	71,078

Gross Margin	7,089	4,910	4,975	8,657	12,064	13,567
Gross Margin %	13.3%	9.8%	14.0%	25.0%	13.6%	16.0%
Selling	1,325	1,357	2,954	3,008	4,279	4,365
Unallocated corporate administration	—	—	—	—	1,290	1,233
Income from Oper.	$5,764	$3,553	$2,021	$5,649	6,495	7,969

Operating income %	10.8%	7.1%	5.7%	16.3%	7.3%	9.4%
Interest and other income (expense), net					(3,193)	(3,068)

Earnings before income taxes					$3,302	$4,901

6. Legal Matters

    During the quarter ended March 31, 2000, no significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

BMC INDUSTRIES, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2000 and 1999

    Total revenues for the first quarter of 2000 increased by $4.1 million or 5% from the first quarter of 1999. Revenues of the Optical Products group generated sales of $35.4 million in the first quarter of 2000, up 2%, or $0.8 million, over the prior year quarter due mainly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses). Sales of high-end products increased 21% in first quarter 2000 over first quarter 1999 and accounted for 62% of total Optical Products group revenue in first quarter 2000 compared to 52% in first quarter 1999. This growth in revenue was dampened by year-on-year declines in glass and plastic lens sales as growth in the ophthalmic lens market continues to shift towards polycarbonate. Revenues of the Buckbee-Mears group for the first quarter increased 7%, or $3.3 million, from $50.0 million in 1999 to $53.3 million in 2000 due primarily to incremental revenue from the Cortland monitor mask line that was restarted in first quarter 1999 and the continued migration to larger-sized entertainment and monitor masks. Total sales of entertainment masks declined 4% in first quarter 2000 as compared to the prior year quarter, however, sales of higher-margin jumbo screen entertainment masks increased 42% in first quarter 2000 over the prior year quarter. BMSP sales in the first quarter declined from the same period a year ago due primarily to a strategic effort to concentrate on higher-volume business opportunities, which is expected to diversify its sales base.

    Cost of products sold were 86.4% of net sales for the first quarter of 2000, compared to 84.0% in the same period of 1999. The increased cost of products sold percentage was due primarily to higher product costs for Optical Product sales, which offset higher margins at Buckbee-Mears. The Optical Products gross margin percentage decreased from first quarter 1999 reflecting higher product costs related to lenses produced during 1999. Vision-Ease has addressed these production issues by implementing several changes, including expanding production capabilities at its existing Jakarta, Indonesia facility and optimizing lens production among its facilities. Increased research and development spending and higher bad debt reserves due to the bankruptcy filing of a major customer during the quarter also negatively impacted Vision-Ease's first quarter earnings. The 2000 Buckbee-Mears gross margin percentage reflects the improved revenue mix, improved production yields across all manufacturing lines and lower inspection costs attributable to the automated inspection system that was installed on both monitor mask lines. Automated inspection is scheduled for installation on the entertainment mask manufacturing lines over the course of 2000.

    Selling expenses were $4.3 million or 4.8% of revenues and $4.4 million or 5.2% of revenues for the first quarter of 2000 and 1999, respectively.

    Interest expense in the first quarter of 2000 decreased $0.2 million from the prior year quarter. This decrease is primarily due to paydown of debt from operating cash flows.

    The provision for income taxes was 30% and 35% of pre-tax income in the first quarter of 2000 and 1999, respectively. The decrease in the tax rate is due primarily to a decrease in taxes on foreign operations.

MARKET RISK

    There were no significant changes in market risks from those disclosed in the Company's Form 10-K for the year ended December 31, 1999.

FOREIGN CURRENCY

    Fluctuations in foreign currency exchange rates may affect, and in the past have affected, the Company's financial results. The Company has an overall indirect exposure to Asian currencies, primarily the Japanese yen and the Korean won, because the Mask Operations' most significant competitors are Japanese and Korean manufacturers. The Company's strategy is to partially offset this business exposure through the cross-currency swaps discussed below. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this also represents an element of the Company's exposure to currency rate fluctuations. This exposure is generally addressed as needed through the purchase of forward contracts and options. Exposure to foreign currency exchange rate fluctuations also exists with respect to transactions within the Company's Indonesian, French and Hungarian operations.

INTEREST RATE SWAPS

    At various dates during 1998 and 1999, the Company entered into multiple interest rate swap agreements for a total of $100 million of notional debt which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 6.20%. At March 31, 2000, $75 million of these swaps remained outstanding with the swaps expiring at various dates ranging from August 2000 to January 2001. These swaps are discussed more fully in footnote 3.

CROSS-CURRENCY SWAPS

    In August 1999, the Company entered into a cross-currency swap, which provided for the Company to swap a total of $10 million of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate (6.10% at March 31, 2000) for a floating Japanese yen-based interest rate (0.79% at March 31, 2000). The Company recorded as Other Income a foreign exchange loss of $2 in the period ended March 31, 2000 related to this swap. This swap agreement was closed out in May 2000.

FINANCIAL POSITION AND LIQUIDITY

    Debt decreased approximately $4.1 million during the first three months of 2000 primarily due to cash flow from operations. Working capital was $89.8 million at March 31, 2000 compared to $89.7 million at December 31, 1999. The current ratio was 2.4 at March 31, 2000 compared to 2.5 at December 31, 1999. The ratio of debt to capitalization was 0.55 at March 31, 2000 and December 31, 1999.

    There were no significant changes in the Company's credit facilities during the quarter ended March 31, 2000. The Company was in compliance with all covenants related to credit facilities at March 31, 2000. The Company continues to expect that the combination of present capital resources, internally-generated funds and unused financing sources will be adequate to meet the Company's financing requirements for 2000.

ENVIRONMENTAL

    There were no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

IMPACT OF YEAR 2000

    The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

CAUTIONARY STATEMENTS

    Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, lower demand for televisions, computer monitors and ophthalmic lenses; further mask and ophthalmic lens price declines and imbalances of supply and demand; ability to implement the Optical Products group's initiatives in strategic polycarbonate marketing and manufacturing; ability to grow European sales through the operation of processing laboratories; unsuccessful customer part qualifications; liability and other claims asserted against the Company; continued slowdown at BMSP; ability to partner with new BMSP customers or transition development relationships into full scale production; ability to develop and introduce new products; cost reduction and reorganization efforts; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and LCD monitors; continued higher manufacturing costs; adjustments to inventory valuations; negative foreign currency fluctuations, including adverse fluctuations affecting cross-currency swaps; ability to recruit and retain key personnel; and the effect of regional or global economic slowdowns. These and other factors are more particularly described in "Item 1—Business" of the Company's Form 10-K for the year ended December 31, 1999, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Part II:  OTHER INFORMATION

Item 1.  Legal Proceedings

    With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 8 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" on page 7.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

10.1	Restated and Amended 1994 Stock Incentive Plan, dated May 11, 2000
10.2	Employment Agreement by and between the Company and Kathleen P. Pepski, dated April 19, 2000
27.	Financial Data Schedule (filed only in electronic format).
99.1	News Release, dated April 25, 2000, announcing the first quarter 2000 operating results (filed herein).
99.2	News Release, dated April 19, 2000, announcing the appointment of new chief financial officer.
99.3	News Release, dated April 5, 2000, announcing the resignation of chief financial officer.

  (b)
  Reports on Form 8-K.

    The Company did not file any reports on Form 8-K for the quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.
/s/ KATHLEEN P. PEPSKI Kathleen P. Pepski Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
/s/ KEVIN E. ROE Kevin E. Roe Acting Controller (Principal Accounting Officer)

Dated: May 15, 2000

QuickLinks

PART I: FINANCIAL INFORMATION
  Item 1: Financial Statements
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES