Form 10-Q
period 2000-06-30
BMC INDUSTRIES INC/MN/
filed 2000-08-14
CIK 215310

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2000.

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition Period from                to

Commission File No. 1-8467

BMC INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0169210
(State of Incorporation)	(IRS Employer Identification No.)

One Meridian Crossings, Suite 850, Minneapolis, Minnesota 55423
(Address of Principal Executive Offices) (Zip Code)

(952) 851-6000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. /x/ Yes  / / No

    BMC Industries, Inc. has outstanding 27,397,983 shares of common stock as of August 11, 2000. There is no other class of stock outstanding.

Exhibit Index Begins at Page 13

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30 2000	December 31 1999
ASSETS
Current Assets
Cash and cash equivalents	$1,910	$1,146
Trade accounts receivable, net	48,129	42,025
Inventories	76,380	82,312
Deferred income taxes	12,129	11,588
Other current assets	13,890	12,580

Total Current Assets	152,438	149,651

Property, plant and equipment	279,326	278,807
Less accumulated depreciation	134,623	127,569

Property, Plant and Equipment, Net	144,703	151,238

Deferred income taxes	9,095	9,221
Intangible assets, net	66,598	68,232
Other assets	5,967	5,211

Total Assets	$378,801	$383,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,242	$2,303
Accounts payable	32,859	30,342
Income taxes payable	8,675	8,093
Accrued expenses and other liabilities	20,990	19,197

Total Current Liabilities	63,766	59,935

Long-term debt	152,049	165,959
Other liabilities	19,395	18,522
Deferred income taxes	2,582	2,715
Stockholders' equity
Common stock	49,174	49,077
Retained earnings	99,574	92,620
Accumulated other comprehensive income (loss)	(6,016)	(3,495)
Other	(1,723)	(1,780)

Total Stockholders' Equity	141,009	136,422

Total Liabilities and Stockholders' Equity	$378,801	$383,553

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Revenues	$94,237	$93,339	$182,988	$177,984
Cost of products sold	78,346	75,866	155,033	146,944

Gross Margin	15,891	17,473	27,955	31,040
Selling	4,110	4,999	8,389	9,364
Administration	1,507	1,486	2,797	2,719

Income from Operations	10,274	10,988	16,769	18,957

Other Income and (Expense)
Interest expense	(3,368)	(3,410)	(6,583)	(6,873)
Interest income	64	81	86	86
Other income	1,027	69	1,027	459

Earnings Before Income Taxes	7,997	7,728	11,299	12,629
Income taxes	2,522	2,721	3,523	4,431

Net Earnings	$5,475	$5,007	$7,776	$8,198

Net Earnings Per Share:
Basic	$0.20	$0.18	$0.28	$0.30
Diluted	0.20	0.18	0.28	0.30

Number of Shares Included in Per Share Computation:
Basic	27,401	27,275	27,392	27,238
Diluted	27,582	27,769	27,590	27,587

Dividends Declared Per Share	$0.015	$0.015	$0.03	$0.03

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30
	2000	1999
Net Cash Provided by Operating Activities
Net earnings	$7,776	$8,198
Depreciation and amortization	12,219	11,377
Deferred income taxes	490	6,459
Changes in operating assets and liabilities	2,101	(7,679)

Total	22,586	18,355

Net Cash Used in Investing Activities
Additions to property, plant and equipment	(5,000)	(5,251)
Business acquisitions, net of cash acquired	(1,219)	—

Total	(6,219)	(5,251)

Net Cash Used in Financing Activities
Decrease in short-term borrowings	(1,000)	(186)
Decrease in long-term debt	(13,910)	(13,195)
Common stock issued	97	953
Cash dividends paid	(822)	(818)
Other	57	201

Total	(15,578)	(13,045)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(25)	(140)

Net Increase (Decrease) in Cash and Cash Equivalents	764	(81)
Cash and Cash Equivalents at Beginning of Period	1,146	1,028

Cash and Cash Equivalents at End of Period	$1,910	$947

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.  Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and the cash flows for the three and six-month periods ended June 30, 2000 and 1999. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended June 30, 1999 have been reclassified to conform to the presentation for the periods ended June 30, 2000. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1999 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Inventories

	June 30, 2000	December 31, 1999
Raw materials	$20,153	$24,167
Work in process	11,821	12,564
Finished goods	44,406	45,581

	$76,380	$82,312

3.  Derivative Financial Instruments

    Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

    Effective in the quarter ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In doing so, the Company did not incur any transition adjustments to earnings. All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, the derivative is designated as a fair value hedge, cash flow hedge or a foreign-currency net investment hedge. The Company hedges some selected foreign-currency denominated forecasted transactions (cash flow hedges), in which changes in the fair value of highly effective derivatives are recorded in Accumulated Other Comprehensive Income (Loss). The Company also has multiple interest rate swap agreements (cash flow hedges), which provide for the Company to swap a variable interest rate for fixed interest rates. Accounting for the Company's cross-currency swap agreements remains unchanged under SFAS 133 as these swaps continue to be accounted for under mark-to-market accounting.

    Interest Swap Agreements—At various dates during 1998, 1999 and 2000, the Company entered into multiple interest rate swap agreements to provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 7.10%. At June 30, 2000, $100,000 of these swaps remained outstanding with the swaps expiring at various dates ranging from August 2000 to June 2003. The notional amount of interest rate swaps is not a measure of the Company's exposure to credit or market risks and is not included in the Consolidated Balance Sheets. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this period.

    Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement. At June 30, 2000, $223 of deferred net gains on the interest rate swap agreements were included in Accumulated Other Comprehensive Income.

    Cross-Currency Swap Agreements—In August 1999, the Company entered into a cross-currency swap agreement to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate for a floating Japanese yen-based interest rate. This Japanese yen-based debt derivative was accounted for under mark-to-market accounting. This swap was subsequently closed out in May 2000. The Company recorded as Other Income a foreign exchange gain of $600 in the quarter ended June 30, 2000 related to this swap, realizing a total year-to-date foreign exchange gain of $598. In the six-month period ended June 30, 1999, the Company recorded a gain of $453 for a similar swap agreement.

    Forward Foreign Exchange Contracts—During 1999 and 2000, the Company entered into forward foreign exchange contracts to purchase German marks (DM) to hedge certain steel purchases. As of June 30, 2000, contracts to purchase 20,300 DM remained outstanding. At June 30, 2000, in accordance with SFAS 133, the fair market value of these contracts was recorded as a liability and as part of Accumulated Other Comprehensive Income (Loss). At June 30, 2000, $528 of deferred net losses on these contracts were included in Accumulated Other Comprehensive Income (Loss). Assuming no change in underlying foreign exchange rates, these losses are all expected to be recorded into earnings within the next twelve months.

    During 2000, the Company entered into forward foreign exchange contracts to purchase a total of 12 billion Indonesian Rupiah to hedge certain purchases in our Vision-Ease Indonesian Operations. As of June 30, 2000, contracts to purchase 12 billion Rupiah remained outstanding. At June 30, 2000, the fair market value of these contracts was recorded as a liability and as part of Accumulated Other Comprehensive Income (Loss). At June 30, 2000, $14 of deferred net gains on these contracts were included in Accumulated Other Comprehensive Income (Loss). Assuming no change in underlying foreign exchange rates, these gains are all expected to be recorded into earnings within the next twelve months.

4.  Comprehensive Income

    The components of comprehensive income, net of related tax, for the three and six-month periods ended June 30, 2000 and 1999 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Net earnings	$5,475	$5,007	$7,776	$8,198
Foreign currency translation adjustments	(982)	(1,095)	(2,261)	(3,525)
Loss on derivative instruments	(111)	(474)	(260)	(474)

Comprehensive income	$4,382	$3,438	$5,255	$4,199

    Foreign currency translation adjustment for 2000 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the U.S. dollar against the DM/Euro during the six-month period ended June 30, 2000.

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

    The following is a summary of certain financial information relating to the two segments for the three-month period ended June 30, 2000:

	Three Months Ended June 30
	Buckbee-Mears		Optical Products		Consolidated
	2000	1999	2000	1999	2000	1999
Revenues	$55,576	$55,851	$38,661	$37,488	$94,237	$93,339
Cost of products sold	47,156	47,250	31,190	28,616	78,346	75,866

Gross Margin	8,420	8,601	7,471	8,872	15,891	17,473
Gross Margin %	15.2%	15.4%	19.3%	23.7%	16.9%	18.7%
Selling	1,191	1,591	2,919	3,408	4,110	4,999
Unallocated corporate administration	—	—	—	—	1,507	1,486

Income from Operations	$7,229	$7,010	$4,552	$5,464	$10,274	$10,988

Operating income %	13.0%	12.6%	11.8%	14.6%	10.9%	11.8%
Interest and other income (expense), net					(2,277)	(3,260)

Earnings before income taxes					$7,997	$7,728

    The following is a summary of certain financial information relating to the two segments for the six-month period ended June 30, 2000:

	Six Months Ended June 30
	Buckbee-Mears		Optical Products		Consolidated
	2000	1999	2000	1999	2000	1999
Revenues	$108,894	$105,850	$74,094	$72,134	$182,988	$177,984
Cost of products sold	93,385	92,339	61,648	54,605	155,033	146,944

Gross Margin	15,509	13,511	12,446	17,529	27,955	31,040
Gross Margin %	14.2%	12.8%	16.8%	24.3%	15.3%	17.4%
Selling	2,516	2,948	5,873	6,416	8,389	9,364
Unallocated corporate administration	—	—	—	—	2,797	2,719

Income from Operations	$12,993	$10,563	$6,573	$11,113	$16,769	$18,957

Operating income %	11.9%	10.0%	8.9%	15.4%	9.2%	10.7%
Interest and other income (expense), net					(5,470)	(6,328)

Earnings before income taxes					$11,299	$12,629

    EBITDA, as disclosed in the attached press release exhibit dated July 27, 2000, means earnings before interest expense, income taxes, depreciation and amortization. EBITDA is presented because the Company believes it is an indicator of its ability to incur and service debt, and its lenders, in determining compliance with financial covenants, use a similar formula. However, EBITDA should not be considered as an alternative measure of liquidity to cash flow from operating, investing or financing activities, or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles.

6.  Legal Matters

    During the quarter ended June 30, 2000, no significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

BMC INDUSTRIES, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2000 and 1999

    Total revenues for the second quarter of 2000 increased by $0.9 million or 1% from the second quarter of 1999. Excluding a negative impact from the translation of foreign currencies during the quarter, consolidated revenues would have increased 4%. The Optical Products group reported sales of $38.7 million in the second quarter of 2000, up 3%, or $1.2 million, over the prior year quarter due mainly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses). Sales of high-end products increased 18% in second quarter 2000 over second quarter 1999 and accounted for 65% of total Optical Products group revenue in second quarter 2000 compared to 57% in second quarter 1999. This growth in revenue was dampened by year-on-year declines in glass and plastic lens sales due to market shifts away from glass lenses and plastic product sourcing issues. Revenues of the Buckbee-Mears group for the second quarter decreased $0.3 million, from $55.9 million in 1999 to $55.6 million in 2000. Buckbee-Mears sales were negatively impacted by foreign currency translation during the quarter. Excluding the impact of this foreign currency translation, revenues for the group would have increased 4%. Total sales of entertainment masks increased 10% in second quarter 2000 as compared to the prior year quarter, driven by a 40% rise in sales of jumbo entertainment masks and a 9% increase in sales of large entertainment masks, both of which are higher margin products. Sales of computer monitor masks decreased 25% in second quarter 2000 as compared to second quarter 1999 as a result of competitive price reductions and the temporary loss of volume from one particular monitor customer. BMSP sales in the second quarter declined from the same period a year ago. The focus for this business continues to be diversification of its customer and product base.

    Cost of products sold were 83.1% of net sales for the second quarter of 2000, compared to 81.3% in the same period of 1999. The increased cost of products sold percentage was due primarily to higher product costs for Optical Product sales. The Optical Products gross margin percentage decreased from second quarter 1999 reflecting higher product costs related to lenses produced during 1999, increased research and development spending and the expansion of Vision-Ease Europe's new business development efforts (including laboratory infrastructure). Vision-Ease has several initiatives underway to reduce its product cost structure, including expanding production capabilities at its existing Jakarta, Indonesia facility and optimizing lens production among its facilities. The 2000 Buckbee-Mears gross margin percentage is comparable with the same period of 1999. The Buckbee-Mears group gross margin increased due to operational efficiencies and higher-margin sales mix during the quarter. This increase was offset by lower BMSP gross margin and higher development spending to support advanced mask products. The Company's second quarter 2000 results were reduced by approximately $0.4 million due to foreign currency translation rate changes compared to 1999.

    Selling expenses were $4.1 million or 4.4% of revenues and $5.0 million or 5.4% of revenues for the second quarter of 2000 and 1999, respectively. The decrease is due to expanded marketing efforts in 1999 on high-end products within the Optical Products group, as well as high costs in 1999 within Buckbee-Mears to meet new customer demands.

    Interest expense in the second quarter of 2000 is comparable to the prior year quarter, even though the debt level has decreased from the two prior year levels. This is the result of the debt being primarily variable-rate debt, which is impacted by higher LIBOR rates in 2000.

    The provision for income taxes was 31.5% and 35.2% of pre-tax income in the second quarter of 2000 and 1999, respectively. The tax rate is a function of the Company's domestic and foreign earnings mix and ongoing tax initiatives and can fluctuate from quarter to quarter.

Comparison of six months ended June 30, 2000 and 1999

    Total revenues for the first six months of 2000 increased by $5.0 million, or 3%, from the first six months of 1999. This revenue increase would have been 5% excluding the negative impact of foreign currency translation. Revenues of the Optical Products group were up 3% due mainly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses). Revenues of the Buckbee-Mears group for the six-month period increased 3% from the prior year period due to increases in both entertainment and monitor mask sales, offset by the decrease in BMSP sales.

    Cost of products sold were 84.7% and 82.6% of net sales for the first six months of 2000 and 1999, respectively. The increase in cost of sales percentage is primarily due to higher product costs for Optical Product sales, which offset higher margins at Buckbee-Mears. The Optical Products gross margin percentage decreased from 1999 reflecting higher product costs related to lenses produced during 1999. The Buckbee-Mears group gross margin is up from 1999 reflecting the mix of higher-margin jumbo entertainment mask sales, improved monitor mask sales mix as well as improved operating performance, especially monitor, with the addition of the auto-inspection equipment at all locations. These increases are partially offset by lower profitability at BMSP. The Company's operating results for the six-month period ended June 30, 2000 were reduced by approximately $0.7 million due to foreign currency translation rate changes compared to 1999.

    Selling expenses were $8.4 million, or 4.6%, of revenues and $9.4 million, or 5.3%, of revenues for the first six months of 2000 and 1999, respectively. The decrease is primarily due to higher selling costs in 1999 associated with the Optical Products group as well as decreases in Buckbee-Mears selling costs.

    Interest expense in the first six months of 2000 was $6.6 million compared to $6.9 million in the first six months of 1999. This decrease is due to decreases in the debt level offset by increases in the interest rate in 2000.

    The provision for income taxes was 31.2% and 35.1% of pre-tax income for the first six months of 2000 and 1999, respectively. The tax rate is a function of the Company's domestic and foreign earnings mix and ongoing tax initiatives and can fluctuate from quarter to quarter.

MARKET RISK

    There were no significant changes in market risks from those disclosed in the Company's Form 10-K for the year ended December 31, 1999.

FOREIGN CURRENCY

    Fluctuations in foreign currency exchange rates may affect, and in the past have affected, the Company's financial results. The Company has an overall indirect exposure to Asian currencies, primarily the Japanese yen and the Korean won, because the Mask Operations' most significant competitors are Japanese and Korean manufacturers. The Company's strategy is to partially offset this business exposure through the cross-currency swaps discussed below. In addition, the Company has direct exposure to the Japanese yen as certain of its steel purchases are denominated in that currency. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, this also represents an element of the Company's exposure to currency rate fluctuations. This exposure is generally addressed as needed through the purchase of forward contracts and options. Exposure to foreign currency exchange rate fluctuations also exists with respect to transactions within the Company's Indonesian, French and Hungarian operations.

INTEREST RATE SWAPS

    At various dates during 1998, 1999 and 2000, the Company entered into multiple interest rate swap agreements to provide for the Company to swap a variable interest rate for fixed interest rates ranging from 5.74% to 7.10%. At June 30, 2000, $100 million of these swaps remained outstanding with the swaps expiring at various dates ranging from August 2000 to June 2003. These swaps are discussed more fully in footnote 3.

CROSS-CURRENCY SWAPS

    In August 1999, the Company entered into a cross-currency swap, which provided for the Company to swap a total of $10 million of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate for a floating Japanese yen-based interest. The Company recorded as Other Income a foreign exchange gain of $598 in the six-month period ended June 30, 2000 related to this swap. This swap agreement was closed out in May 2000.

FINANCIAL POSITION AND LIQUIDITY

    Debt decreased approximately $15.0 million from $168.3 million to $153.3 million during the first six months of 2000 primarily as a result of cash flow from operations of $22.6 million, offset by capital expenditures of $5.0 million. Working capital was $88.7 million at June 30, 2000 compared to $89.7 million at December 31, 1999. The current ratio was 2.4 at June 30, 2000 compared 2.5 at December 31, 1999. The ratio of debt to capitalization was 0.52 at June 30, 2000 compared to 0.55 at December 31, 1999.

    There were no significant changes in the Company's credit facilities during the six months ended June 30, 2000. The Company was in compliance with all covenants related to credit facilities as of June 30, 2000. The Company continues to expect that the combination of internally-generated funds and unused financing sources will be adequate to meet the Company's financing requirements for 2000.

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

CAUTIONARY STATEMENTS

    Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These

statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, lower demand for televisions, computer monitors and ophthalmic lenses; further mask and ophthalmic lens price declines and imbalances of supply and demand; ability to meet customer new product qualifications; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and liquid crystal, plasma, projection and other types of visual displays; ability to implement the Optical Products group's initiatives in strategic polycarbonate marketing and manufacturing sourcing; ability to grow European sales through the operation of processing laboratories; new product development, introduction and acceptance; cost reduction and reorganization efforts; continued slowdown at BMSP; ability to partner with new and existing Buckbee-Mears customers or transition development relationships into full-scale production; the effect of regional or global economic slowdowns; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel. These and other factors are more particularly described in "Item 1—Business" of the Company's Form 10-K for the year ended December 31, 1999, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

    With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 9 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" on page 8.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9.

Item 4.  Submission of Matters to a Vote of Securities Holders.

    The Company's 2000 Annual Meeting of Stockholders was held on May 11, 2000. Two matters were submitted to a vote of stockholders: Election of certain members of the Company's Board of Directors and a proposal to amend and restate the Company's 1994 Stock Incentive Plan.

(1)
The nominees for election to the Company's Board of Directors, as listed in the Company's Proxy Statement dated March 30, 2000 were elected for two year terms at that meeting. Voting for the individual nominees was as follows:

Nominee	Votes For	Votes Withheld or Against
Mr. Paul B. Burke	22,170,410	2,598,107
Dr. H. Ted Davis	22,174,248	2,594,269
Mr. Harry A. Hammerly	22,195,354	2,573,163

  The following directors did not stand for election this year because their terms of office continued after the meeting: Mr. John W. Castro, Mr. Joe E. Davis and Mr. James M. Ramich. Mr. Lyle D. Altman retired from the Board and his position was filled by Dr. H. Ted Davis. The Board will remain with six members for the ensuing year.

(2)
Voting for the proposal to amend and restate the Company's 1994 Stock Incentive Plan was as follows:

For	Against	Abstain	Broker Non-Vote
10,502,096	7,814,325	91,416	6,360,680

Item 6.  Exhibits and Reports on Form 8-K.

10.1	Amendment No. 1 to the Restated and Amended 1994 Stock Incentive Plan, dated August 3, 2000.
27.	Financial Data Schedule (filed only in electronic format).
99.1	News Release, dated August 4, 2000, announcing quarterly dividend (filed herein).
99.2	News Release, dated July 27, 2000, announcing the second quarter 2000 operating results (filed herein).
99.3	News Release, dated July 5, 2000, announcing BMC Industries to supply HDTV Masks to Thomson
99.4	News Release, dated June 19, 2000, announcing quarterly dividend (filed herein).
  (b)
  Reports on Form 8-K.

    The Company did not file any reports on Form 8-K for the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.
/s/ KATHLEEN P. PEPSKI Kathleen P. Pepski Chief Financial Officer (Principal Financial Officer)
/s/ KEVIN E. ROE Kevin E. Roe Acting Corporate Controller (Principal Accounting Officer)

Dated: August 14, 2000

QuickLinks

PART I: FINANCIAL INFORMATION
  Item 1: Financial Statements
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Submission of Matters to a Vote of Securities Holders.
  Item 6. Exhibits and Reports on Form 8-K.
  SIGNATURES