Form 10-Q
period 2000-09-30
BMC INDUSTRIES INC/MN/
filed 2000-11-14
CIK 215310

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period ended September 30, 2000.
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition Period from to .

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

  X   Yes       No

    BMC Industries, Inc. has outstanding 27,402,063 shares of common stock as of November 10, 2000. There is no other class of stock outstanding.

Exhibit Index Begins at Page 14

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited) September 30 2000	December 31 1999
ASSETS
Current Assets
Cash and cash equivalents	$1,792	$1,146
Trade accounts receivable, net	46,001	42,025
Inventories	71,157	82,312
Deferred income taxes	10,136	11,588
Other current assets	12,978	12,580

Total Current Assets	142,064	149,651

Property, plant and equipment	277,497	278,807
Less accumulated depreciation	136,974	127,569

Property, Plant and Equipment, Net	140,523	151,238

Deferred income taxes	11,937	9,221
Intangible assets, net	65,573	68,232
Other assets	6,506	5,211

Total Assets	$366,603	$383,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,277	$2,303
Accounts payable	27,588	30,342
Income taxes payable	6,914	8,093
Accrued expenses and other liabilities	21,371	19,197

Total Current Liabilities	57,150	59,935

Long-term debt	147,893	165,959
Other liabilities	19,209	18,522
Deferred income taxes	2,195	2,715
Stockholders' Equity
Common stock	49,217	49,077
Retained earnings	101,900	92,620
Accumulated other comprehensive income (loss)	(9,311)	(3,495)
Other	(1,650)	(1,780)

Total Stockholders' Equity	140,156	136,422

Total Liabilities and Stockholders' Equity	$366,603	$383,553

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Revenues	$90,179	$88,321	$273,167	$266,305
Cost of products sold	77,530	79,071	232,563	226,015

Gross Margin	12,649	9,250	40,604	40,290
Selling	4,356	4,788	12,745	14,152
Administration	1,261	993	4,058	3,712

Income from Operations	7,032	3,469	23,801	22,426

Other Income and (Expense)
Interest expense	(3,358)	(3,265)	(9,941)	(10,138)
Interest income	112	69	198	155
Other income (expense)	244	(889)	1,271	(430)

Earnings (Loss) Before Income Taxes	4,030	(616)	15,329	12,013
Income tax expense (benefit)	1,293	(190)	4,816	4,241

Net Earnings (Loss)	$2,737	$(426)	$10,513	$7,772

Net Earnings (Loss) Per Share:
Basic	$0.10	$(0.02)	$0.38	$0.28
Diluted	0.10	(0.02)	0.38	0.28

Number of Shares Included in Per Share Computation:
Basic	27,399	27,349	27,395	27,275
Diluted	27,645	27,349	27,608	27,723

Dividends Declared Per Share	$0.015	$0.015	$0.045	$0.045

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30
	2000	1999
Net Cash Provided by Operating Activities
Net earnings	$10,513	$7,772
Depreciation and amortization	18,274	16,946
Deferred income taxes	(584)	2,557
Changes in operating assets and liabilities	1,697	(8,736)

Total	29,900	18,539

Net Cash Used in Investing Activities
Additions to property, plant and equipment	(7,900)	(9,058)
Business acquisitions, net of cash acquired	(1,219)	—

Total	(9,119)	(9,058)

Net Cash Used in Financing Activities
Decrease in short-term borrowings	(851)	(113)
Decrease in long-term debt	(18,066)	(9,611)
Common stock issued	140	1,218
Cash dividends paid	(1,233)	(1,229)
Other	130	194

Total	(19,880)	(9,541)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(255)	(140)

Net Increase (Decrease) in Cash and Cash Equivalents	646	(200)
Cash and Cash Equivalents at Beginning of Period	1,146	1,028

Cash and Cash Equivalents at End of Period	$1,792	$828

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1.  Financial Statements

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and the cash flows for the three and nine-month periods ended September 30, 2000 and 1999. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended September 30, 1999 have been reclassified to conform to the presentation for the periods ended September 30, 2000. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1999 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Provisions for Product Returns, Uncollectible Trade Receivables and Inventory Reserves

  Generally, the Company determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts. However, the factors impacting such provisions vary significantly between the Buckbee-Mears and Optical Products segments. Since products within the Buckbee-Mears segment are manufactured to customer specifications, changes in product demand from the loss of a customer, a new product offering, or modifications to customer specifications can significantly impair the value of raw material and finished goods on hand. As a result, inventory valuation reserve requirements within this segment must be established based on specific facts and circumstances that can fluctuate significantly and are difficult to predict. We do not anticipate these conditions will change due to the customized nature of the products manufactured by the Buckbee-Mears segment. The 1999 inventory provision required for the Buckbee-Mears segment was higher than historical levels, in part, as the result of the loss of monitor mask sales to a major customer and a high level of changes in customer specifications and product offerings. While the Optical Products segment inventory reserve requirements historically have been more predictable and more readily estimated by analyzing historic build and sales patterns, this segment's reserve requirements have grown over the last two years. This segment rationalized its product offerings following the Orcolite acquisition and increased the breadth of its technologically advanced lenses and, in turn, experienced more rapid technological changes in its lenses. Therefore, its inventory provisions have been higher than historical levels.

  The Company establishes a reserve and records a provision for doubtful receivable accounts based on historic loss levels as well as specific provisions considering current facts and circumstances. Both the Buckbee-Mears and Optical Products segments have several large customers that, if circumstances warrant, can create the need for additional, specific, reserves. The reserve level as of the end of 1999 is higher than historic levels due to the bankruptcy filing of a Vision-Ease customer.

  The provision and reserve for product returns is calculated on a percentage of sales basis as well as on a specific basis considering current facts and circumstances. The reserve level has remained relatively constant on a percentage of sales basis over the last three years.

3.  Inventories

	September 30, 2000	December 31, 1999
Raw materials	$18,862	$24,167
Work in process	11,605	12,564
Finished goods	40,690	45,581

	$71,157	$82,312

4.  Derivative Financial Instruments

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

  Interest Swap Agreements—At various dates during 1998, 1999 and 2000, the Company entered into multiple interest rate swap agreements to provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.20% to 7.10%. At September 30, 2000, $50,000 of these swaps remained outstanding with the swaps expiring at various dates ranging from January 2001 to June 2003. The notional amount of interest rate swaps is not a measure of the Company's exposure to credit or market risks and is not included in the Consolidated Balance Sheets. Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this period.

  Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement. At September 30, 2000, deferred net losses on the interest rate swap agreements in the amount of $271 were included in Accumulated Other Comprehensive Income.

  Cross-Currency Swap Agreements—In August 1999, the Company entered into a cross-currency swap agreement to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate for a floating Japanese yen-based interest rate. This Japanese yen-based debt derivative was accounted for under mark-to-market accounting. This swap was subsequently closed out in May 2000. The Company had no cross-currency swaps outstanding as of

  September 30, 2000. The Company recorded as Other Income foreign exchange gains of $0 and $598, respectively, for the three and nine-month periods ended September 30, 2000. In the three and nine-month periods ended September 30, 1999, the Company recorded losses of $755 and $302, respectively, for similar swap agreements.

  Forward Foreign Exchange Contracts—During 1999 and 2000, the Company entered into forward foreign exchange contracts to purchase German marks (DM) to hedge certain steel purchases. As of September 30, 2000, contracts to purchase 26,800 DM remained outstanding. At September 30, 2000, in accordance with SFAS 133, the fair market value of these contracts was recorded as a liability and as part of Accumulated Other Comprehensive Income (Loss). At September 30, 2000, deferred net losses on these contracts in the amount of $1,197 were included in Accumulated Other Comprehensive Income (Loss). Assuming no change in underlying foreign exchange rates, $1,133 of these losses is expected to be recorded into earnings within the next twelve months.

  Also during 2000, the Company's German subsidiary entered into forward exchange contracts to sell U.S. dollars to hedge certain U.S. dollar denominated sales and receivables. As of September 30, 2000, contracts to sell $7,800 remained outstanding. At September 30, 2000, deferred gains on these contracts in the amount of $25 were included in Accumulated Other Comprehensive Income (Loss). Assuming no change in underlying foreign exchange rates, these gains are expected to be recorded into earnings within the next twelve months.

  During 2000, the Company entered into forward foreign exchange contracts to purchase a total of 12 billion Indonesian Rupiah to hedge certain purchases in our Vision-Ease Indonesian Operations. As of September 30, 2000, contracts to purchase nine billion Rupiah remained outstanding. At September 30, 2000, the fair market value of these contracts was recorded as a liability and as part of Accumulated Other Comprehensive Income (Loss). At September 30, 2000, $7 of deferred net losses on these contracts were included in Accumulated Other Comprehensive Income (Loss). Assuming no change in underlying foreign exchange rates, these losses are all expected to be recorded into earnings within the next twelve months.

5.  Comprehensive Income (Loss)

  The components of comprehensive income (loss), net of related tax, for the three and nine-month periods ended September 30, 2000 and 1999 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net earnings (loss)	$2,737	$(426)	$10,513	$7,772
Foreign currency translation adjustments	(2,136)	24	(4,397)	(3,501)
Gain (loss) on derivative instruments	(1,159)	376	(1,419)	(98)

Comprehensive income (loss)	$(558)	$(26)	$4,697	$4,173

  Foreign currency translation adjustment for 2000 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the U.S. dollar against the DM/Euro during the nine-month period ended September 30, 2000.

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

  The following is a summary of certain financial information relating to the two segments for the three-month period ended September 30, 2000:

	Three Months Ended September 30
	Buckbee-Mears		Optical Products		Consolidated
	2000	1999	2000	1999	2000	1999
Revenues	$53,333	$53,681	$36,846	$34,640	$90,179	$88,321
Cost of products sold	47,373	46,174	30,157	32,897	77,530	79,071

Gross Margin	5,960	7,507	6,689	1,743	12,649	9,250
Gross margin %	11.2%	14.0%	18.2%	5.0%	14.0%	10.5%
Selling	1,532	1,476	2,824	3,312	4,356	4,788
Unallocated corporate administration	—	—	—	—	1,261	993

Income (Loss) from Operations	$4,428	$6,031	$3,865	(1,569)	7,032	3,469

Operating income %	8.3%	11.2%	10.5%	(4.5)%	7.8%	3.9%
Interest and other income (expense), net					(3,002)	(4,085)

Earnings before Income Taxes					$4,030	$(616)

  The following is a summary of certain financial information relating to the two segments for the nine-month period ended September 30, 2000:

	Nine Months Ended September 30
	Buckbee-Mears		Optical Products		Consolidated
	2000	1999	2000	1999	2000	1999
Revenues	$162,227	$159,531	$110,940	$106,774	$273,167	$266,305
Cost of products sold	140,758	138,513	91,805	87,502	232,563	226,015

Gross Margin	21,469	21,018	19,135	19,272	40,604	40,290
Gross margin %	13.2%	13.2%	17.2%	18.0%	14.9%	15.1%
Selling	4,048	4,424	8,697	9,728	12,745	14,152
Unallocated corporate administration	—	—	—	—	4,058	3,712

Income from Operations	17,421	$16,594	$10,438	$9,544	23,801	22,426

Operating income %	10.7%	10.4%	9.4%	8.9%	8.7%	8.4%
Interest and other income (expense), net					(8,472)	(10,413)

Earnings before Income Taxes					$15,329	$12,013

  EBITDA, as disclosed in the attached press release exhibit dated October 25, 2000, means earnings before net interest expense, income taxes, depreciation and amortization. EBITDA is presented because the Company believes it is an indicator of its ability to incur and service debt, and its lenders, in determining compliance with financial covenants, use a similar formula. However, EBITDA should not be considered as an alternative measure of liquidity to cash flow from operating, investing or financing activities, or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles.

7.  Legal Matters

  During the quarter ended September 30, 2000, no significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

BMC INDUSTRIES, INC.
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2000 and 1999

    Total revenues for the third quarter of 2000 increased by $1.9 million or 2% from the third quarter of 1999. Excluding a negative impact from the translation of foreign currencies during the quarter, consolidated revenues would have increased 5%. The Optical Products group reported sales of $36.8 million in the third quarter of 2000, 6%, or $2.2 million, over the prior year quarter due mainly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses). Sales of high-end products increased 25% in third quarter 2000 over third quarter 1999 and accounted for 65% of total Optical Products group revenue in third quarter 2000 compared to 56% in third quarter 1999. Partially offsetting this strong high-end product performance were glass and plastic lens sales, which were down 13% and 20% for the quarter, respectively, due principally to overall market dynamics in these product categories and, in the case of plastic, continuing supply problems. Revenues of Buckbee-Mears for the third quarter decreased $0.4 million, from $53.7 million in 1999 to $53.3 million in 2000. Buckbee-Mears sales were negatively impacted by foreign currency translation during the quarter. Excluding the impact of this foreign currency translation, revenues for the group would have increased 4%. Total sales of entertainment masks increased 17% in third quarter 2000 as compared to the prior year quarter, driven by a 20% rise in sales of jumbo and large entertainment masks, both of which are higher margin products. Sales of computer monitor masks decreased 24% in third quarter 2000 as compared to third quarter 1999 as a result of continued competitive price reductions and the Company's decision to utilize monitor mask production capacity for HDTV and other higher-margin entertainment products, displacing lower-margin monitor volumes. BMSP sales in the third quarter decreased from the same period a year ago. Efforts continue to diversify BMSP's customer and product base.

    Cost of products sold were 86% of net sales for the third quarter of 2000, compared to 90% in the same period of 1999. The decreased cost of products sold percentage was due primarily to improvements in Vision-Ease's product costs, partially offset by increases in Buckbee-Mears' costs of goods sold. The Optical Products gross margin percentage increased from the negative results in third quarter 1999. Last year's operating results, however, were negatively impacted by higher product costs and certain write-offs, discontinuances and phase-outs of inventory related to the 1998 Orcolite acquisition. The 2000 Buckbee-Mears gross margin percentage decreased from the same period in 1999 as the third quarter 2000 gross margin was negatively impacted by computer monitor pricing and by costs associated with the group's normal third quarter maintenance shutdown. Last year, the group's third quarter shutdown period for the monitor lines was significantly shorter due to maintenance that had been performed earlier in 1999. Also negatively impacting margins this quarter were higher product engineering and development spending to support the group's advanced products efforts. In addition, BMSP's third quarter sales and profitability were down compared to a year ago. Efforts continue to diversify BMSP's customer and product base. The effect of foreign currency translation had a nominal impact on the Company's earnings for the third quarter.

    Selling expenses were $4.4 million or 5% of revenues and $4.8 million or 5% of revenues for the third quarter of 2000 and 1999, respectively. The decrease is due to expanded marketing efforts in 1999 on high-end products within the Optical Products group as well as the consolidation of certain sales and marketing functions in 2000.

    Interest expense in the third quarter of 2000 is comparable to the prior year quarter, even though the debt level has decreased from the prior year level. This is the result of the debt being primarily variable-rate debt, which is impacted by higher interest rates in 2000.

    The provision for income taxes was 32% of pre-tax income and 31% of pre-tax loss in the third quarter of 2000 and 1999, respectively. The tax rate is a function of the Company's domestic and foreign earnings mix and ongoing tax initiatives and can fluctuate from quarter to quarter.

Comparison of nine months ended September 30, 2000 and 1999

    Total revenues for the nine-month period of 2000 increased by $6.9 million, or 3%, from the same period in 1999. This revenue increase would have been 5% excluding the negative impact of foreign currency translation. Revenues of the Optical Products group were up 4% due mainly to growth in sales of high-end products (polycarbonate, progressive and polarizing sun lenses). Revenues of the Buckbee-Mears group for the nine-month period increased 2% from the prior year period due to increases in invar entertainment mask sales, offset by decreases in monitor mask sales and BMSP sales. Excluding the impact of foreign currency translation, revenues for this group would have increased 6%.

    Cost of products sold were 85% of net sales for the first nine months of 2000 and 1999. The Optical Products gross margin percentage decreased slightly from 1999 reflecting higher product costs related to lenses sold in 2000 that were produced during the latter part of 1999. Buckbee-Mears gross margin is even with the 1999 levels. While the mix of higher-margin jumbo entertainment mask sales has improved and operating performance has improved with the addition of the auto-inspection equipment at all locations, these margin increases are offset by lower profitability at BMSP. The effect of foreign currency translation had a nominal impact on the Company's earnings for the nine-month period ended September 30, 2000.

    Selling expenses were $12.7 million, or 5%, of revenues and $14.2 million, or 5%, of revenues for the first nine months of 2000 and 1999, respectively. The decrease for the Optical Products group is primarily due to expanded marketing efforts in 1999 on high-end products as well as the consolidation of certain sales and marketing functions in 2000. The decrease for Buckbee-Mears is primarily due to high costs in 1999 to meet new customer demands.

    Interest expense in the first nine months of 2000 was $9.9 million compared to $10.1 million in the first nine months of 1999. This decrease is due to decreases in the debt level offset by increases in the interest rate in 2000.

    The provision for income taxes was 31% and 35% of pre-tax income for the first nine months of 2000 and 1999, respectively. The tax rate is a function of the Company's domestic and foreign earnings mix and ongoing tax initiatives and can fluctuate from quarter to quarter.

MARKET RISK

    There were no significant changes in market risks from those disclosed in the Company's Form 10-K for the year ended December 31, 1999.

FOREIGN CURRENCY

    Fluctuations in foreign currency exchange rates may affect, and in the past have affected, the Company's financial results. The Company has an overall indirect exposure to Asian currencies, primarily the Japanese yen and the Korean won, because the Mask Operations' most significant competitors are Japanese and Korean manufacturers. The Company's strategy has been from time to time to partially offset this business exposure through the cross-currency swaps discussed below. The Company does not currently have any cross-currency swaps outstanding, but continually monitors its foreign currency position. In addition, the Company has direct exposure to the Japanese yen as certain of its steel purchases are denominated in that currency. The Company's German subsidiary has a large portion of its sales denominated in U.S. dollars. As most of the German subsidiary's expenses are denominated in the German mark, these expenses serve to hedge a portion of the German mark and Euro-based sales for that subsidiary. This net exposure is generally addressed as needed through the purchase of forward contracts and options. The Company also has exposure to foreign currency exchange rate fluctuations with respect to transactions within the Company's Indonesian, French, Hungarian, Canadian and UK operations.

INTEREST RATE SWAPS

    At various dates during 1998, 1999 and 2000, the Company entered into multiple interest rate swap agreements to provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.20% to 7.10%. At September 30, 2000, $50 million of these swaps remained outstanding with the swaps expiring at various dates ranging from January 2001 to June 2003. These swaps are discussed more fully in footnote 4.

CROSS-CURRENCY SWAPS

    In August 1999, the Company entered into a cross-currency swap, which provided for the Company to swap a total of $10 million of notional debt for the equivalent amount of Japanese yen-denominated debt. Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate for a floating Japanese yen-based interest. The Company recorded as Other Income foreign exchange gains of $0 and $598, respectively, in the three and nine-month periods ended September 30, 2000 related to this swap. This swap agreement was closed out in May 2000. The Company does not currently have any cross-currency swaps outstanding, but continually monitors its foreign currency position.

FINANCIAL POSITION AND LIQUIDITY

    Debt decreased approximately $19.1 million from $168.3 million to $149.2 million during the first nine months of 2000 primarily as a result of cash flow from operations of $29.9 million, offset by capital expenditures and acquisitions totaling $9.1 million. Working capital was $84.9 million at September 30, 2000 compared to $89.7 million at December 31, 1999. The current ratio was 2.5 at September 30, 2000 compared 2.5 at December 31, 1999. The ratio of debt to total capitalization was 52% at September 30, 2000 compared to 55% at December 31, 1999.

    There were no significant changes in the Company's credit facilities during the nine months ended September 30, 2000. The Company was in compliance with all covenants related to credit facilities as of September 30, 2000. The Company continues to expect that the combination of internally-generated funds and unused financing sources will be adequate to meet the Company's financing requirements for 2000.

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

CAUTIONARY STATEMENTS

    Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undo reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, lower demand for televisions, computer monitors and ophthalmic lenses; further mask and ophthalmic lens price declines and imbalances of supply and demand; slowdown in growth of high-end products; rising raw material and chemical costs; ability to improve operating and manufacturing efficiencies; ability to meet customer new product qualifications; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and liquid crystal, plasma, projection and other types of visual displays; ability to implement the Optical Products group's initiatives in strategic polycarbonate marketing and manufacturing sourcing; ability to grow European sales through the operation of processing laboratories; new product development, introduction and acceptance; cost reduction and reorganization efforts; continued slowdown at BMSP; ability to partner with new and existing Buckbee-Mears customers or transition development relationships into full-scale production; the effect of regional or global economic slowdowns; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel. These and other factors are more particularly described in "Item 1—Business" of the Company's Form 10-K for the year ended December 31, 1999, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings.

    With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 10 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" on page 9.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

27.	Financial Data Schedule (filed only in electronic format).
99.1	News Release, dated November 10, 2000, announcing quarterly dividend (filed herein).
99.2	News Release, dated October 25, 2000, announcing the third quarter 2000 operating results (filed herein).
99.3	News Release, dated October 17, 2000, announcing BMC Industries To Release Third Quarter 2000 Earnings and Host Conference Call on Wednesday, October 25, 2000
99.4	News Release, dated August 21, 2000, announcing BMC Industries Recognized As "Outstanding Supplier Of The Year" By American Matsushita Electronics Company
  (b)
  Reports on Form 8-K.

    The Company did not file any reports on Form 8-K for the quarter ended September 30, 2000.

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
Dated: November 14, 2000

QuickLinks

PART I: FINANCIAL INFORMATION
BMC INDUSTRIES, INC. ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES