Form 10-K405
period 2000-12-31
BMC INDUSTRIES INC/MN/
filed 2001-03-30
CIK 215310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________ Commission File No.: 1-8467

BMC INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0169210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Meridian Crossings, Suite 850, Minneapolis, MN	55423
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (952) 851-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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
Yes  X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K.  [X]

The aggregate market value of the registrant’s common stock (its only voting stock) held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange on March 23, 2001, was approximately $145.9 million. As of March 23, 2001, there were 27,449,463 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV of this report on Form 10-K incorporate by reference information, to the extent specific pages are referred to herein, from the registrant’s annual report to stockholders for the year ended December 31, 2000.  Part III of this report on Form 10-K incorporates by reference information, to the extent specific sections are referred to herein, from the registrant’s proxy statement for its annual meeting of stockholders to be held May 17, 2001.

PART I

             Certain statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by the statutes.  These statements relate to our current views with respect to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties - such as those discussed in the section entitled “Factors That May Affect Future Results” below - that could cause actual results to differ materially from those expressed or forecasted.  You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this 10-K.  These factors also should not be considered an exhaustive list.  We do not undertake the responsibility to update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 1.  Business

(a)         General Development of Business.

BMC Industries, Inc., a Minnesota corporation (“BMC,” “we,” “our” or “us”), is a multinational manufacturer and distributor of a variety of products that has two reportable segments: Buckbee-Mears and Optical Products, which operates under the Vision-Ease trade name.  Buckbee-Mears is comprised of Mask Operations and Micro-Technology Operations (formerly known as Buckbee-Mears St. Paul or BMSP).  Mask Operations produces aperture masks, a critical component of color television and computer monitor picture tubes.  Micro-Technology Operations is the leading producer of precision photo-etched metal and electroformed components.  Micro-Technology Operations produces a variety of component parts used in the medical, electronic, telecommunication, automotive and filtration market segments.  In February 2000, we combined Mask Operations and Micro-Technology Operations into one operating unit to leverage the high volume production capabilities and cost competitiveness of Mask Operations and the market access and value-added processes of Micro-Technology Operations.  We changed the name of BMSP to Micro-Technology Operations in March 2001 to reflect the broad capabilities resident in this operation’s core technology.  Optical Products designs, manufactures and distributes polycarbonate, glass and hard-resin plastic ophthalmic lenses.  In January 2000, Optical Products purchased a laboratory outside Paris, France as part of its strategy to drive polycarbonate sales in Europe.  During 2000, we also began moving production of polycarbonate lenses to our low cost lens production facility in Jakarta, Indonesia.

(b)         Financial Information About Industry Segments.

Financial information about our operating segments for the three most recent fiscal years is contained on pages 28-30 of our annual report to stockholders for the year ended December 31, 2000, and is incorporated herein by reference.

(c)         Narrative Description of Business.

Buckbee-Mears

Products and Marketing.  Buckbee-Mears has manufacturing operations in Cortland, New York, Müllheim, Germany and St. Paul, Minnesota, all of which are ISO 9002 certified, which is a critical prerequisite to supplying a broad base of customers.  Buckbee-Mears also operates a mask inspection facility in Tatabanya, Hungary. The Cortland and Müllheim facilities primarily manufacture aperture masks.  There is also a Micro-Technology production line located in Cortland and Müllheim.  The St. Paul facility is primarily dedicated to research and development activities and small batch or specialty manufacturing, including precision photo-etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. Two customers each accounted for more than 10% of our total consolidated revenues for 2000. Samsung Display Co., Ltd., of South Korea accounted for approximately 18% of our 2000 consolidated revenues.  Thomson, S.A. of France, including its U.S. based operations, accounted for approximately 16% of our 2000 consolidated revenues.  Thomson produces televisions in North America and Europe under various trademarks, including RCA and GE.

Aperture masks are photo-chemically etched fine screen grids found in color television and computer monitor picture tubes and consist of thousands of precise, conically shaped holes designed to focus the electron beam on the proper phosphor color stripe to produce a crisp image.  Aperture masks are made from steel or invar, a nickel and iron alloy, and range in size from 6-inch to 40-inch diagonal dimensions.  We manufacture aperture masks ranging from 14-inch to 36-inch diagonal dimensions.  Our facilities employ an automated continuous photochemical etching process that we originally developed.  We sell aperture masks directly to color television and computer monitor tube manufacturers in North America, Europe, India and Asia through an in-house sales organization.  Sales of aperture masks comprised 55%, 55% and 54% of our consolidated total revenues in 2000, 1999 and 1998, respectively.

In 1997, we established a dedicated, low-cost inspection facility in Tatabánya to inspect computer monitor masks manufactured in Müllheim.  This facility allows us to provide quick response to the Müllheim facility’s Asian and European customers.  Starting in 1998, the Tatabánya facility also began inspecting entertainment masks manufactured at the Müllheim facility and monitor masks manufactured at the Cortland facility.

We continue to dedicate significant resources to the development of automation systems for the back end of our manufacturing process.  We have installed automatic inspection equipment on both of our monitor mask production lines and began installing automatic inspection equipment on our entertainment mask production lines in 2000, with automatic inspection equipment installed on the majority of our entertainment lines by January 2001.

Micro-Technology Operations manufactures a variety of precision photo-etched metal and electroformed components.  We sell these components through both an in-house sales organization and manufacturer representatives to customers in the medical, electronics, automotive, telecommunications and filtration market segments.  Micro-Technology Operations’ products currently include switch contacts, ignition components, medical device components, reusable filtration devices and precision sorting sieves.  Over the past few years, Micro-Technology Operations has pursued a strategy of leveraging its high-volume precision technologies and production capabilities to attract large end-product manufacturers for joint research and product development projects.  These efforts have produced new technology and customers with significant future revenue opportunities, including agreements with Visteon Corporation and Cordis Corporation, a wholly-owned unit of Johnson & Johnson, which were signed in March 2001.  Pursuant to these agreements with Visteon and Cordis, Micro-Technology Operations has technology rights and/or production opportunities in the circuit board and implantable stent markets.

In addition to the research and development projects at Micro-Technology Operations, we are engaged in ongoing efforts to develop future manufacturing and technical expertise in a variety of new mask products, including high definition television (“HDTV”), multimedia, widescreen (16 x 9) and pure flat mask products.  We have made significant process capability gains on advanced mask products, particularly in entertainment masks with success in qualifying masks in the flat, widescreen and HDTV categories.  We began commercial production of these masks during 2000.

Raw Materials. Buckbee-Mears procures raw materials from multiple suppliers.  Our Cortland facility imports all of its steel and invar requirements from Japan and Germany.  Our Müllheim facility obtains a majority of its steel and invar raw material from Germany, but obtains a portion of its raw material from Japan.  Importation of steel into the United States is subject to certain restrictions imposed by U.S. federal trade legislation and regulations, but we have successfully challenged these restrictions in the past, including obtaining a separate harmonized tariff classification for the steel used in aperture masks.  We do not anticipate difficulty in obtaining steel or any other raw materials.  Our inability to obtain these materials, however, could have a material adverse effect on production and results of operations.

Intellectual Property.  We have a number of patents and license rights that are important to the success of our Buckbee-Mears operations.  These patents range in their expiration dates from 2001 to 2019.  We believe that the loss of any single patent would not have a material adverse effect on our business as a whole.  We believe that improvement of existing products and processes and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining our competitive position.  At the same time, we continue to seek patent protection for our products and processes on a selective basis.  There can be no assurance, however, that any issued patents will provide substantial protection or commercial value.  We require our consultants and employees to agree in writing to maintain the confidentiality of our information and, within certain limits, to assign to us any inventions, and any patent or other intellectual property rights, relating to our business.

Seasonality.  Buckbee-Mears’ revenues and earnings are generally lower in the first and third quarters due to maintenance shutdowns at the Cortland and Müllheim facilities.  The seasonality of end product in this business segment, televisions and computer monitors, also affects our annual earnings pattern.

Competition.  The precision etched metal and electroformed parts business is intensely competitive, with no one competitor dominating the market. We are one of five independent mask manufacturers in the world and the only independent mask manufacturer with production facilities in the United States.  Our primary mask competitors operate in Japan and Korea.   In addition, several color picture tube manufacturers operate captive mask production facilities and two state directed ventures operate in China.  Independent mask manufacturers supply approximately 79%of the global mask market, with BMC among the largest at an estimated 14% of the combined television and monitor mask market share.  We supplied approximately 19% of the worldwide demand for television masks and 6% of the demand for monitor masks in 2000.  In addition to competition from other mask manufacturers, Mask Operations competes against rival technologies such as LCD monitors, plasma displays and projection televisions.  Products made with rival technologies, however, are expensive and have not, to date, captured a significant portion of the relevant market.

Many producers compete in the market for precision photo-etched and electroformed metal parts that are produced by Micro-Technology Operations, including some that also manufacture aperture masks.  There is no clear market share leader in this fragmented industry.  We compete principally on the basis of price, product quality and product availability.   We also attempt to build preferred supplier and research and development arrangements with customers to best meet their current and new product requirements.  In order to remain competitive on pricing, we engage in ongoing cost reduction measures, including the development of automated processes.  There can be no assurance, however, that these efforts will be successful or that our competitors will not attract our customer base through new products or processes that are more effective or less expensive than our products and processes.  In addition, there can be no assurance that customers will not vertically integrate to meet their component requirements through captive supply.  Our customer, Philips Components B.V. announced in November 2000 that it was merging with one of Buckbee-Mears’ competitors, L G. Electronics of South Korea.  If completed, this transaction will result in vertical integration of LG’s mask production into a captive supply arrangement with Philips’ operations.

Backlog.  As of December 31, 2000, the firm backlog of Buckbee-Mears sales orders was $19.7 million, compared with $18.9 million as of December 31, 1999.  We expect that all of the December 31, 2000 backlog orders will be filled within the current fiscal year.

Environmental.  The chemical etching of metals, which is performed by all Buckbee-Mears operations, requires the utilization of chemical substances that must be handled in accordance with federal, state, local and foreign environmental and safety laws and regulations.  The etching processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations.  The wastewater is treated using on-site wastewater treatment systems.  We employ systems for either disposing of wastes in accordance with applicable laws or regulations or recycling the chemicals we use through the manufacturing process.  Environmental and other government agencies monitor the wastes and the wastewater treatment systems to ensure compliance with applicable standards.  Environmental regulations place responsibility for waste on the generator even after proper disposal.   There can be no assurance, therefore, that we will not incur future liability for waste disposal despite our best efforts to dispose of all wastes properly.  As of March 23, 2001, we were involved in a total of eight (8) environmental investigations and/or remedial actions in which final settlement had not been reached, of which one (1) relates to a discontinued operation, five (5) relate to Buckbee-Mears operations and two (2) relate to Optical Products operations.

To the extent possible with the amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to these investigations/remedial actions, have recorded accruals for our estimated liability in accordance with generally accepted accounting principles, and are of the opinion that our liability with respect to these matters should not have a material adverse effect on our financial position or the results of our operations.  In arriving at this conclusion, we have considered, among other things, any payments that have been made with respect to these matters in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs, if known; existing technology; and currently applicable laws and regulations.  A portion of the costs and related liability for certain matters has been or will be covered by insurance or third parties.

We estimate that Buckbee-Mears incurred approximately $5.4 million in 2000 and $5.6 million in 1999 on expenditures, including capital expenditures, related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  In addition, we estimate that Buckbee-Mears will spend approximately $5.0 million in 2001 and $2.2 million in 2002 on capital expenditures for environmental control facilities and response costs.

Employees.  As of December 31, 2000, Buckbee-Mears had approximately 1,923 employees in the United States and Europe.  The majority of these employees are not represented by labor unions.  Labor relations are considered to be good and there have been no significant labor disputes in the past ten years.

Optical Products

Products and Marketing.  Optical Products, operating under the Vision-Ease trade name, designs, manufactures and distributes ophthalmic lenses. The group’s headquarters is located in Brooklyn Park, Minnesota. Vision-Ease has lens manufacturing operations in Azusa, California; Ramsey, Minnesota; St. Cloud, Minnesota; and Jakarta, Indonesia. Vision-Ease also has laboratory operations in Europe and five lens distribution centers in the U.S., Canada and England.  We manufacture ophthalmic lenses from three principal materials:  polycarbonate, glass and hard-resin plastic.  Within each of these lens materials, we offer single-vision lenses, which have a constant corrective power at all points; multi-focal lenses, which have two or more distinct areas of different corrective power; progressive lenses, which are a type of multi-focal lens with a continuous gradient of different corrective power without the line or “jump” generally associated with other multi-focal lenses; and prescription and non-prescription lenses that are used primarily for sunwear.  We also produce these lenses with anti-reflective and scratch-resistant coatings to meet increasing demand for value-added products.

We sell semi-finished lenses to wholesale optical laboratories or retail outlets with on-site laboratories, which then finish the lens by grinding and polishing the inside surface of the lens according to the prescription provided by the optometrist or ophthalmologist.  After processing, the lens is edged and inserted into a frame by either the wholesale laboratory or a retail optical dispenser.  We sell finished single-vision lenses to wholesale laboratories and retail outlets.  These finished lenses are ready to be edged and inserted into the frame without laboratory surfacing.  We sell non-prescription polarizing lenses to manufacturers of sun lenses.  Vision-Ease sells its products to wholesale laboratories through independent sales representatives and to chain retail outlets through an in-house sales staff.

Vision-Ease has pursued a strategy of manufacturing and distributing lenses made from polycarbonate, the world’s fastest growing lens material.  Polycarbonate lenses account for the majority of our lens sales. Polycarbonate lens sales in North America grew approximately 20% in 2000 and in excess of 15% on a compound basis for the last 15 years. We divide manufacturing responsibility for polycarbonate lenses between the Azusa, Ramsey and Jakarta facilities.  Vision-Ease also uses the Ramsey facility for centralized distribution and research and development.

In 2000, Optical Products began leveraging its lens laboratory network in Europe.  This network is made up of administration/customer service in Müllheim, Germany and a processing facility in Brou, France.  The Brou laboratory specializes in grinding, edging and applying anti-reflective coatings to polycarbonate lenses for sale in the European market.  Over the course of the year 2000, we pursued a strategy to qualify our polycarbonate products and laboratory processing capabilities with a broad cross-section of the retailers in Europe.  Our efforts in this pursuit will continue in 2001.

We continue to experience diminishing sales of lenses made from glass as the lens market continues to move toward polycarbonate and hard-resin plastic lenses.  We produce semi-finished glass multi-focal and finished and semi-finished single-vision glass lenses at our Jakarta facility, along with specialty glass products at our St. Cloud facility. By the end of first quarter 2001, however, all glass manufacturing at the St. Cloud facility will be transferred to the Jakarta facility.  We source hard-resin plastic lenses through supply arrangements with low cost manufacturers in Mexico and Southeast Asia. Under our supply arrangement with the Mexican manufacturer, we supply the equipment and materials needed to produce our ongoing product requirements.  Our Mexican partner supplies the facility and employees.  These sourcing arrangements allow Vision-Ease to focus manufacturing capabilities on higher-margin products while offering a complete line of lens products at cost competitive prices.

We invest significant resources in process and product research and development, particularly in polycarbonate lens development and other higher margin products.  These investments resulted in the successful introduction in 2000 of several new product coatings and lens designs.  Vision-Ease has ongoing efforts to develop a lamination system that uses proprietary technology to produce quality, thin, multi-focal lenses equivalent to those produced by a laboratory. We intend to continue making significant investments in product and process design and development for all lens materials and new non-optical markets.

No single customer of Optical Products accounted for more than 10% of our total revenues on a consolidated basis in 2000.

Intellectual Property.   We have several patents protecting certain products and manufacturing processes of our Vision-Ease operations.  These patents have expiration dates ranging from 2001 to 2019.  We believe the loss of any single patent would not have a material adverse effect on our business as a whole.  We believe that improvement of existing products and processes, the development of new lens products and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining our competitive position.  At the same time, we continue to seek patent protection for our products and processes on a selective basis.  There can be no assurance, however, that any issued patents will provide substantial protection or commercial value.  We require our consultants and employees to agree in writing to maintain the confidentiality of our information and, within certain limits, to assign to us any inventions, and any patent or other intellectual property rights, relating to our business.  We also have several trademarks, including SunRx®, Tegra®, Diamonex®, Vivid®, Outlook™ and SunSport™.  As part of our marketing strategy to build sales of branded products, we have increased our use of trademarks.  Although there are no assurances as to the strength or scope of our trademarks, we believe that these trademarks have been and will be useful in developing and protecting market recognition for our products.

Competition.  The ophthalmic lens industry is highly competitive.  We compete principally on the basis of product offerings, pricing, product quality and customer service.  Vision-Ease is the third largest ophthalmic lens manufacturer and distributor in North America, with a substantially smaller share of the global lens market.  Our largest competitors are Essilor International and Sola International Inc., who have a combined share of approximately 70% of the ophthalmic lens sales in North America and 50% of the world-wide lens market.  Many of our competitors, particularly Essilor and Sola, have greater financial resources than Vision-Ease to fund research, development and capital expenditures.  Some competitors also have vertically integrated wholesale laboratories.  In order to successfully compete in this market, we employ a strategy of combined marketing, product development, customer service and cost reduction efforts.  Through the establishment of low-cost operations and sourcing arrangements in Southeast Asia and Mexico, we have maintained competitiveness on low-margin lens products.  At the same time, we have increased the breadth of product offerings, including value-added lenses, to meet the total lens requirements of our customers.  Building upon our leadership position in polycarbonate lenses, we have dedicated a substantial portion of our process and product development efforts toward product offerings in this fast growing segment. Vision-Ease has established laboratory operations in Europe to drive polycarbonate sales into Europe.  There can be no assurance, however, that we will succeed in developing competitive new products, leveraging our polycarbonate strength into growth in other lens materials and product offerings, maintaining our polycarbonate leadership position or converting brand equity into increased sales.

In addition to direct competition with other manufacturers of eyeglass lenses, we compete indirectly with manufacturers of contact lenses and providers of medical procedures for the correction of visual impairment.  Contact lenses are not, however, perfect substitutes for lenses because of the difficulty of developing progressive or bifocal contact lenses for presbyopia.  In addition, contact lens wearers also tend to own eyeglasses or sunwear.  A number of companies have developed, or are developing, surgical equipment or implants used to correct refractive error, including myopia, hyperopia and astigmatism.  These procedures are ineffective at correcting presbyopia, which affects the vast majority of people above the age of 45, and is a major cause of demand for Vision-Ease’s progressive and other multifocal lenses.  There can be no assurance, however, that current medical procedures, or ones developed in the future, will not materially impact demand for our lenses.

Supplies.  Vision-Ease procures raw materials from multiple suppliers.   We obtain the majority of our hard-resin plastic lenses through sourcing arrangements in Southeast Asia and Mexico.   Although we have limited in-house manufacturing capabilities for hard-resin plastic lenses, we have not established alternative sources for large volumes of these lenses.  In addition, the importation of raw materials and final products into and out of these foreign territories is subject to certain trade restrictions imposed by foreign and United States trade regulations that could result in the disruption of supply.  Although we do not anticipate any disruption to our supply of hard-resin plastic lenses, our inability to obtain these or other materials could have a material adverse effect on Vision-Ease’s operations.

Backlog and Inventory.  Due to the importance in the ophthalmic lens industry of rapid turnaround time from order to shipment, the backlog of sales orders is not material.  We maintain a significant amount of inventory, however, in order to satisfy the rapid response time and complete product offerings in glass, hard resin plastic and polycarbonate demanded by our customers.

Environmental.   As part of our lens manufacturing process, we use hazardous chemical substances that must be handled in accordance with applicable federal, state, local and foreign environmental and safety laws and regulations.  The lens manufacturing processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations.  We employ systems for either disposing of wastes in accordance with applicable laws and regulations or recycling the chemicals we use through the manufacturing process.  Environmental and other government agencies monitor the wastes and the wastewater treatment systems to assure compliance with applicable standards.  Environmental regulations place responsibility for waste on the generator even after proper disposal.  There can be no assurance, therefore, that we will not incur future liability for waste disposal despite our best efforts to dispose of all wastes properly.  As of March 23, 2001, we were involved in a total of eight (8) sites where environmental investigations were occurring and final settlement had not been reached, of which one (1) relates to a discontinued operation, five (5) relate to Buckbee-Mears operations and two (2) relate to Optical Products operations.

To the extent possible with the amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to the investigations that are ongoing, have recorded accruals for our estimated liability in accordance with generally accepted accounting principles, and are of the opinion that our liability with respect to these matters should not have a material adverse effect on the financial position or the results of our operations.  In arriving at this conclusion, we have considered, among other things, payments that have been made in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs, if known; existing technology; and currently applicable laws and regulations.  A portion of the costs and related liability for certain matters has been or will be covered by insurance or third parties.

We estimate that Vision-Ease incurred approximately $0.1 million in 2000 and $0.4 million in 1999 on expenditures, including capital expenditures, related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  In addition, we estimate that Vision-Ease will make approximately $0.1 million in capital expenditures for environmental control facilities during each of 2001 and 2002.

Seasonality.  Earnings are generally lower in the first quarter due to the seasonality of eyewear, the end product of our lenses.

Employees.  As of December 31, 2000, Vision-Ease had approximately 1,632 employees in the United States, Europe and Indonesia.  None of the employees in the United States are represented by labor unions.  In compliance with local laws, production employees in Europe and Indonesia are represented by labor unions.  Labor relations are considered to be good at all operations and there have been no significant labor disputes in this group’s history of operations.

(d)         Financial Information About Geographic Areas.

Financial information about our operations in different geographic areas for the three most recent fiscal years is contained on page 29-30 of our annual report to stockholders for the year ended December 31, 2000, and is incorporated herein by reference.

Factors That May Affect Future Results

New Product Development and Introduction.  Each of our operations invests significantly in new product development.  Vision-Ease has invested substantial resources toward new lens offerings in all lens materials:  polycarbonate, glass and hard-resin plastic.  These efforts have resulted in many new products that have experienced success to date, including our Tegra® high-performance polycarbonate product line, Outlook™ progressive lenses, and polarizing sunwear. Buckbee-Mears continues its efforts to develop new high-volume product opportunities, particularly with development efforts underway at Micro-Technology Operations with multiple partners.  In addition, Buckbee-Mears will continue to dedicate resources towards development of HDTV and multimedia masks.  We must develop these and other new products and technologies at competitive prices and quality in order to compete in each of the markets we serve.  There are no assurances, however, that we will succeed in these efforts, that competitors will not develop better quality and less expensive products or that we will develop or introduce new products within our anticipated time schedule.

Litigation.  We are subject to the normal risks of litigation and other proceedings that affect business operations, including environmental liability for past or present environmental practices, product liability, workers’ compensation and personal injury.  Although we do not anticipate that any claims will result in liability that could have a materially adverse effect on our financial condition and results of operations, there are no assurances that we will not incur such liability in the future given the uncertainty of litigation.

Pricing and Margins.  Many market and economic factors have adversely affected, and could continue to affect, our financial performance and projected future results. Since each of our operations supply components to manufacturers of end products, imbalances in supplies and demand at all levels of product distribution could have, and in some instances have had, a significant impact on our pricing and margins.  Capacity expansions by aperture mask manufacturers helped create this type of imbalance in the mask market a few years ago, which resulted in pricing pressures that continue to affect pricing.  In addition, margins are affected by the need to develop new technology. Our ability to meet the market demand for new products in a timely fashion requires the investment of resources, which, coupled with pricing pressures, decrease our margins. To offset these pressures and costs, we have pursued sales of higher margin products and have taken major steps to reduce our fixed and variable costs in all of our operations, including the transfer of additional lens manufacturing to our Jakarta facility.  There can be no assurance, however, that these efforts will be sufficient to offset further pricing pressures.

Sources of Supply.  The primary raw material used to produce a mask is steel.  The primary raw materials used to manufacture optical products are glass blanks and polycarbonate and plastic resins. Significant changes in the markets for these materials, including pricing and availability, could have a material adverse impact on our financial results.   In addition, since Optical Products obtains the majority of its hard-resin plastic and glass lenses from foreign supply arrangements and operations, factors affecting these suppliers’ ability to meet our demand for these products could adversely impact our results of operation.

Foreign Currency.  We transact business in currencies other than U.S. dollars.  The primary currencies used include the German mark, the euro, Japanese yen, British pound, Canadian dollar, Hungarian forint and Indonesian rupiah.  Our primary competitors in the mask market are located in Japan.  Changes in the currency exchange rates between the U.S. dollar and the German mark compared to the Japanese yen affect Mask Operations’ pricing competitiveness.  Although we take steps to reduce this risk through cross-currency swaps and other hedging transactions, we are subject to the risk of adverse fluctuations in currency exchange rates, which may result, and have resulted, in pricing pressures and reductions in profitability due to currency conversion or translation.

International Markets. Buckbee-Mears has a manufacturing facility located in Müllheim, Germany and an aperture mask inspection facility in Tatabánya, Hungary. Vision-Ease has optical lens laboratory operations in Europe, supply arrangements with hard-resin plastic lens manufacturers in Southeast Asia and Mexico, and a joint venture in Indonesia for glass and polycarbonate lens manufacturing.  In addition, we have many international customers and are dedicating significant resources to increase business with international customers at all of our operations.  Our international operations and sales could be adversely affected by governmental regulations, political instability, economic changes or instability and competitive conditions in other countries in which, and with which, we conduct business.  The economic difficulty experienced in Asia during the past few years is an example of international conditions that could adversely affect financial performance.  Similar downturns in other areas of the world, such as South America, could affect our operations without advance warning.  Further, there are no assurances that our efforts to grow our business, such as penetration of polycarbonate lens sales in Europe through laboratory operations, will be successful.

Item 2.  Properties

The following table sets forth certain information regarding our principal production facilities:

Location		Principal Use	Approximate Square Feet of Space
Owned:
	Müllheim, Germany	Buckbee-Mears - Manufacturing of aperture masks and precision photo-etched metal and electroformed products	170,000
	Cortland, NY	Buckbee-Mears - Manufacturing of aperture masks and precision photo-etched metal and electroformed products	363,000
	Tatabanya, Hungary	Buckbee-Mears - Inspection of aperture masks	45,000
	Ramsey, MN	Optical Products - Manufacturing of polycarbonate lenses, centralized distribution and research and development	150,000
	Jakarta, Indonesia	Optical Products - Manufacturing of glass and polycarbonate lenses	66,000
Leased:
	St. Paul, MN	Buckbee-Mears - Manufacturing of precision photo-etched metal and electroformed parts	131,000
	St. Cloud, MN	Optical Products - Customer service, administrative services and distribution	82,000
	Azusa, CA	Optical Products - Manufacturing of polycarbonate lenses and distribution	120,000

We lease approximately 11,000 square feet in suburban Minneapolis, Minnesota for our corporate headquarters.  We lease approximately 10,939 square feet in Brooklyn Park, Minnesota for our Vision-Ease headquarters.  Our lease in St. Paul expires in February 2004.   We believe our existing facilities are sufficient to meet our current and foreseeable production and other needs.

In addition to the properties listed above, we operate other smaller domestic and international warehouse, distribution, laboratory and administrative offices. For additional information concerning our leased properties, see Note 8 to Notes to Consolidated Financial Statements on page 23 of our annual report to stockholders for the year ended December 31, 2000.

Item 3.  Legal Proceedings

With regard to certain environmental and other legal matters, see Item 1(c) “Narrative Description of Business - “Buckbee-Mears - Environmental” and “Optical Products - Environmental” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4A.  Executive Officers of the Registrant

The names and ages of our executive officers, all of whose terms expire in May 2001, the year first elected or appointed as an executive officer and the offices held as of March 23, 2001 are listed below:

Name (Age)	Date First Elected or Appointed as an Executive Officer	Title
Paul B. Burke (45)	August 1985	Chairman of the Board and Chief Executive Officer
Bradley D. Carlson (36)	September 1999	Treasurer
Jon A. Dobson (34)	December 1997	Vice President, Human Resources, General Counsel and Secretary
Kathleen P. Pepski (46)	April 2000	Senior Vice President and Chief Financial Officer
Benoit Y. Pouliquen (39)	November 1999	President and Chief Operating Officer
Kevin E. Roe (35)	October 1999	Acting Corporate Controller

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

Mr. Burke is also a director of BMC.  Mr. Burke joined BMC as Associate General Counsel in June 1983, and became Vice President, Secretary and General Counsel in August 1985.  In November 1987, he was appointed Vice President, Ft. Lauderdale Operations of the Vision-Ease division and in May 1989, he was appointed President of Vision-Ease.  In May 1991, Mr. Burke was elected President and Chief Operating Officer of BMC, and in July 1991, he became President and Chief Executive Officer.  Mr. Burke was appointed Chairman of the Board in May 1995.  Following the appointment of Mr. Pouliquen as President and Chief Operating Officer in November 1999, Mr. Burke became Chairman and Chief Executive Officer.

Mr. Carlson joined BMC in September 1999 as Treasurer.  From July 1992 to September 1999, Mr. Carlson held various positions with Northwest Airlines, Inc., a commercial air travel carrier, most recently as Director of Corporate Finance.  Mr. Carlson served as an Associate with Kidder Peabody, Inc., an investment banking firm, in 1991 and as a Corporate Finance Analyst with Dain Rauscher Incorporated, an investment banking firm, from December, 1987 to June, 1990.

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

Ms. Pepski joined BMC in April 2000 as Senior Vice President and Chief Financial Officer.  From November 1994 to April 2000, she served as Vice President and Controller at Valspar Corporation, a manufacturer of paints and coatings.

Mr. Pouliquen joined BMC in November 1999 as President and Chief Operating Officer.  From August 1988 to November 1999, Mr. Pouliquen held various positions with Johnson Matthey, a specialty chemicals company, most recently as President of Johnson Matthey Electronics.  Following the acquisition of Johnson Matthey by Allied Signal in August 1999, Mr. Pouliquen served as Vice President and General Manager of Advanced Circuits, a supplier of high-density interconnect products, until he joined BMC.

Mr. Roe joined BMC in June 1994 as Corporate Financial Analyst.  He served as Finance/Accounting Manager from July 1995 to January 1996 and Assistant Controller from January 1996 to October 1999, at which time he was appointed Acting Corporate Controller.  Prior to joining BMC, Mr. Roe served in a variety of financial positions at ADC Telecommunications, Inc., a supplier of transmission and networking systems, from April 1992 to June 1994 and in several audit positions with the accounting firm of Deloitte & Touche LLP from January 1988 to April 1992.

Part II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

“Price Range of Common Stock” on page 31 of our annual report to stockholders for the year ended December 31, 2000 is incorporated herein by reference.

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition and subject to certain restrictions in our revolving domestic credit facility.

Item 6.  Selected Financial Data

“Historical Financial Summary” on page 7 of our annual report to stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis” on Pages 8-14 of our annual report to stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis” on pages 11-12 of our annual report to stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and related notes on pages 15-30 and the Report of our Independent Auditors on page 30 of our annual report to stockholders for the year ended December 31, 2000 are incorporated herein by reference, as is the unaudited information under the caption “Selected Quarterly Data” on page 31.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

(a)         Directors of the Registrant

             The information under the caption “Election of Directors” on pages 2-5 of our proxy statement for the annual meeting of stockholders to be held May 17, 2001 is incorporated herein by reference.

(b)        Executive Officers of the Registrant

             Information concerning our executive officers is included in this report under Item 4A, “Executive Officers of the Registrant.”

(c)         Compliance with Section 16(a) of the Exchange Act

             The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 17 of our proxy statement for the annual meeting of stockholders to be held May 17, 2001 is incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the caption “Executive Compensation” on pages 9-11 and 13-16, and “Election of Directors - Information About the Board and Its Committees” on pages 4-6 of our proxy statement for the annual meeting of stockholders to be held May 17, 2001 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 7-8 of our proxy statement for the annual meeting of stockholders to be held May 17, 2001 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information contained under the caption “Certain Transactions” on page 17 of our proxy statement for the annual meeting of stockholders to be held May 17, 2001 is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)         1.          Financial Statements

             The following items are incorporated herein by reference from the pages indicated in our annual report to stockholders for the year ended December 31, 2000.

Consolidated Financial Statements:	Page
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998	15
Consolidated Balance Sheets as of December 31, 2000 and 1999	16
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998	17
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	18
Notes to Consolidated Financial Statements	19-30
Price Range of Common Stock	31
Report of Independent Auditors	30
Selected Quarterly Financial Data (unaudited)	31

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

             3.          Exhibits:

                           Reference is made to the Exhibit Index contained on pages 19-27 of this Form 10-K.

A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a BMC stockholder as of March 23, 2001, upon receipt from any such person of a written request for any exhibit. Requests should be sent to Investor Relations Department, BMC Industries, Inc., One Meridian Crossings, Suite 850, Minneapolis, MN  55423.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c):

a)          1984 Omnibus Stock Program, as amended effective December 19, 1989 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467)).

b)          1999 Management Incentive Bonus Plan Summary (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

c)          2000 Management Incentive Bonus Plan Summary (incorporated by reference to exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467)).

d)          2001 Management Incentive Bonus Plan Summary (filed herewith as Exhibit   10. 4).

e)          Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

f)           Restated and Amended Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467)).

g)          Form of Change of Control Agreement entered into between the Company and Mr. Burke (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No 1-8467).

h)          Form of Change of Control Agreement entered into between the Company and Messrs. Carlson, Dobson and Pouliquen and Ms. Pepski (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467)).

i)           1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467)).

j)           Amendment No. 1 to the 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-8467)).

k)          Amendment No. 2 to the 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-8467)).

l)           Restated and Amended 1994 Stock Incentive Plan, dated May 11, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8467)).

 m)        Amendment No. 1 to the Restated and Amended 1994 Stock Incentive Plan, dated August 3, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,2000 (File No. 1-8467)).

n)          BMC Stock Option Exercise Loan Program, as amended June 12, 1998 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467)).

o)          Employment Agreement by and between the Company and Paul B. Burke, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

p)          Employment Agreement by and between the Company and Kathleen P. Pepski, dated April 19, 2000 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8467)).

q)          BMC Industries, Inc. Executive Benefit Plan, effective January 1, 1993 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

r)           First Declaration of Amendment, effective September 1, 1998, to the BMC Industries, Inc. Executive Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

(b)         Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c)         Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report.

(d)         Financial Statement Schedules

The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule II
Valuation and Qualifying Accounts
Years Ended December 31

(in thousands)

	Balance Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Translation Adjustment and Other	Balance End of Year
2000
Allowance for doubtful accounts	$1,828	$1,388	$1,783	$0	$1,433
Allowance for merchandise returns	1,546	583	483	(216)	1,430
	$3,374	$1,971	$2,266	($216)	$2,863
Inventory reserves	$15,317	($3,021)	$1,201	($426)	$10,669
1999
Allowance for doubtful accounts	$1,266	$1,132	$570	$0	$1,828
Allowance for merchandise returns	1,358	1,076	474	(414)	1,546
	$2,624	$2,208	$1,044	($414)	$3,374
Inventory reserves	$12,791	$4,100	$1,145	($429)	$15,317
1998
Allowance for doubtful accounts	$891	$438	$69	$6	$1,266
Allowance for merchandise returns	1,227	1,856	1,735	10	1,358
	$2,118	$2,294	$1,804	$16	$2,624
Inventory reserves	$7,421	$9,691	$4,494	$173	$12,791

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 30, 2001, on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

By: _/s/ Kathleen P. Pepski_______
Kathleen P. Pepski
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Paul B. Burke	Chairman of the Board and Chief
Paul B. Burke	Executive Officer (Principal Executive Officer)

/s/ Kathleen P. Pepski	Senior Vice President and Chief Financial
Kathleen P. Pepski	Officer (Principal Financial Officer)

/s/ Kevin E. Roe	Acting Corporate Controller (Principal
Kevin E. Roe	Accounting Officer)

/s/ John W. Castro	Director
John W. Castro

/s/ H. Ted Davis	Director
H. Ted Davis

/s/ Joe E. Davis	Director
Joe E. Davis

/s/ Harry A. Hammerly	Director
Harry A. Hammerly

/s/ James M. Ramich	Director
James M. Ramich

BMC Industries, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2000

Exhibit No.		Exhibit Method of Filing
2.1	Asset Purchase Agreement, dated as of March 25, 1998, between Monsanto Company and VIS-ORC, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 25, 1998 and filed with the Commission on April 3, 1998 (File No. 1-8467).

2.2	Amendment No. 1 to the Asset Purchase Agreement, dated as of May 15, 1998, between Monsanto Company and Vision-Ease Lens Azusa, Inc., f/k/a VIS-ORC, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 1998 and filed with the Commission on May 29, 1998 (File No. 1-8467).
3.1	Second Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).

3.2	Amendment to the Second Restated Articles of Incorporation, dated May 8, 1995.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).

3.3	Amendment to the Second Restated Articles of Incorporation, dated October 30, 1995.	Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-8467).

3.4	Amendment to the Second Restated Articles of Incorporation, dated August 7, 1998.	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).

3.5	Articles of Correction to the Second Restated Articles of Incorporation, dated November 22, 1999.	Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).

3.6	Restated Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).

3.7	Amendment to the Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467).
3.8	Amendment to the Restated Bylaws of the Company, dated February 20, 1998.	Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467) .

4.1	Specimen Form of the Company's Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2 (File No. 2-83809).

4.2	Form of Share Rights Agreement, dated as of June 30, 1998, between the Company and Norwest Bank, National Association, as Rights Agent.	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated July 14, 1998.

10.1	1984 Omnibus Stock Program, as amended effective December 19, 1989.	Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).

10.2	1999 Management Incentive Bonus Plan Summary.	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).

10.3	2000 Management Incentive Bonus Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).

10.4	2001 Management Incentive Bonus Plan.	Filed electronically herewith.

10.5	Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998).	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).

10.6	BMC Savings and Profit Sharing Plan, restated, effective September 1, 1998.	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).

10.7	First Declaration of Amendment, dated April 26, 1999, to the BMC Industries, Inc. Savings and Profit Sharing Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-8467).

10.8	Second Declaration of Amendment, dated April 26, 1999 to the BMC Industries, Inc. Savings and Profit Sharing Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-8467).

10.9	Third Declaration of Amendment, dated July 7, 1999, to the BMC Industries, Inc. Savings and Profit Sharing Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8467).

10.10	Restated and Amended Directors' Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467).

10.11	1994 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467).

10.12	First Declaration of Amendment to the BMC Industries, Inc. 1994 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-8467).

10.13	Second Declaration of Amendment, dated August 8, 1997, to the BMC Industries, Inc. 1994 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-8467).

10.14	Restated and Amended 1994 Stock Incentive Plan, effective May 11, 2000.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8467).
10.15	Amendment No. 1 to the Restated and Amended 1994 Stock Incentive Plan, dated August 3, 2000.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8467).

10.16	BMC Stock Option Exercise Loan Program, as amended June 12, 1998.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467).

10.17	BMC Industries, Inc. Executive Benefit Plan, effective January 1, 1993.	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).

10.18	First Declaration of Amendment to the BMC Industries Executive Benefit Plan, effective September 1, 1998.	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).

10.19	First Amendment, dated April 8, 1999, to the BMC Industries, Inc. Savings Trust.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-8467).

10.20	Lease Agreement, dated November 20, 1978, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-2 (File No. 2-79667).

10.21	Amendment to Lease Agreement, dated December 27, 1983, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 1-8467).

10.22	Amendment to Lease Agreement, dated April 9, 1986, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8467).

10.23	Amendment to Lease Agreement, dated April 12, 1989, between GMT Corporation (as successor in interest to Control Data Corporation) and the Company.	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).

10.24	Amendment to Lease Agreement, dated March 19, 1990, between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).

10.25	Amendment to Lease Agreement, dated May 17, 1993, between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467).

10.26	Amendment of Lease, dated April 6, 1994 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
10.27	Waiver of Condition Precedent, dated July 29, 1994, by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).

10.28	Amendment of Lease, dated September 25, 1997 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467).

10.29	Amendment of Lease, dated August 1, 1998 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).

10.30	Amendment of Lease, dated August 1, 1998 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).

10.31	Form of Change of Control Agreement entered into between the Company and Mr. Burke.	Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467).

10.32	Form of Change of Control Agreement entered into between the Company and Messrs. Carlson, Dobson, and Pouliquen and Ms. Pepski.	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).

10.33	Employment Agreement by and between the Company and Kathleen P. Pepski, dated April 19, 2000.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8467).

10.34	Employment Agreement, by and between the Company and Paul B. Burke, dated as of January 1, 1999.	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).

10.35	Commitment letter, dated March 24, 1998, from BT Alex. Brown for an unsecured revolving credit facility totaling $275 million.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998 (File No. 1-8467).

10.36	Credit Agreement, dated as of May 15, 1998, between the Company, Bankers Trust Company as Administrative Agent, NBD Bank as Documentation Agent and Various Lending Institutions.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467).

10.37	Amended and Restated Credit Agreement, dated as of June 25, 1998, among the Company, Several Banks, Bankers Trust Company as the Agent and a Lender and NBD Bank as Documentation Agent and a Lender.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467).

10.38	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 23, 1998, among the Company, Several Banks, Bankers Trust Company as Agent and a Lender, NBD Bank as Documentation Agent and a Lender.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467).

10.39	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 30, 1998, among the Company, Several Banks, Bankers Trust Company as Agent and a Lender, NBD Bank as Documentation Agent and a Lender.	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).

10.40	Amendment No. 3 to Amended and Restated Credit Agreement, Dated April 29, 1999, among the Company, Several Banks, Bankers’ Trust Company as Agent and a Lender, NBD Bank as Documentation Agent and a Lender.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-8467).

10.41	Consent, Waiver and Fourth Amendment to Credit Agreement, dated December 21, 1999, among the Company, several banks, Bankers Trust Company as Agent and a Lender, Bank One (as assignee of NBD Bank) as agent and a Lender.	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).

10.42	BME Share Pledge Agreement, dated June 24, 1999, among the Company, Buckbee-Mears Europe and several banks.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8467).

10.43	Amended and Restated Pledge Agreement, dated December 21, 1999, among the Company and Bankers Trust Company as Collateral Agent and a Lender.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).

10.44	Release of Pledge, dated December 21, 1999, among the Company and Bankers Trust Company as Collateral Agent.	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).

10.45	Lease, dated October 29, 1997, by and among the Company and Meridian Crossings LLC (d/b/a Told Development Company).	Incorporated by reference to Exhibit 10.3 to the Company’s quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-8467).

13.1	Portions of the Company’s 2000 Annual Report to Stockholders incorporated herein by reference in this Annual Report on Form 10-K.	Filed electronically herewith.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

23.1	Consent of Ernst & Young LLP, Independent Auditors.	Filed electronically herewith.

99.1	Press Release, dated December 13, 2000, announcing expectations for 2000.	Filed electronically herewith.

99.2	Press Release, dated January 23, 2001, announcing BMC to Report Fourth Quarter Results and Host Conference Call on Thursday, February 1, 2001.	Filed electronically herewith.

99.3	Press Release, dated February 1, 2001 announcing fourth quarter and full year 2000 earnings.	Filed electronically herewith.

99.4	Press Release, dated February 15, 2001 announcing quarterly dividend.	Filed electronically herewith.

99.5	Press Release, dated February 22, 2001 announcing change in NYSE ticker symbol effective March 5, 2001.	Filed electronically herewith.