Form 10-Q
period 2001-03-31
BMC INDUSTRIES INC/MN/
filed 2001-05-11
CIK 215310

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended March 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition Period from N/A to _________.

Commission File No. 1-8467

BMC INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0169210
(State of Incorporation)	(IRS Employer Identification No.)

One Meridian Crossings, Suite 850, Minneapolis, Minnesota	55423
(Address of Principal Executive Offices)	(Zip Code)

(952) 851-6000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☒ No ☐

BMC Industries, Inc. has outstanding 27,437,828 shares of common stock as of May 11, 2001.  There is no other class of stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31	December 31
ASSETS	2001	2000

Current assets
Cash and cash equivalents	$949	$2,290
Trade accounts receivable, net	52,582	45,645
Inventories	88,521	82,015
Deferred income taxes	16,543	17,954
Other current assets	9,184	11,455
Total current assets	167,779	159,359

Property, plant and equipment	276,676	276,568
Less accumulated depreciation	140,039	137,069
Property, plant and equipment, net	136,637	139,499
Deferred income taxes	4,550	4,389
Intangible assets, net	64,369	65,180
Other assets	8,973	5,377
Total assets	$382,308	$373,804
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term borrowings	$1,141	$1,206
Accounts payable	34,394	33,939
Income taxes payable	4,979	6,374
Deferred income taxes	389	-
Accrued expenses and other liabilities	26,581	22,518
Total current liabilities	67,484	64,037

Long-term debt	150,330	143,810
Other liabilities	17,019	17,080
Deferred income taxes	1,955	2,079

Stockholders’ equity
Common stock	49,286	49,240
Retained earnings	107,510	105,876
Accumulated other comprehensive income (loss)	(9,718)	(6,669)
Other	(1,558)	(1,649)
Total stockholders’ equity	145,520	146,798

Total liabilities and stockholders’ equity	$382,308	$373,804

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31
	2001	2000
Revenues	$85,760	$88,751
Cost of products sold	74,304	76,687
Gross margin	11,456	12,064
Selling expense	4,862	4,279
Administrative expense	1,338	1,290
Income from operations	5,256	6,495
Other income and (expense)
Interest expense	(3,041)	(3,215)
Interest income	56	22
Other income	783	-
Earnings before income taxes	3,054	3,302
Income tax expense	1,008	1,001

Net earnings	$2,046	$2,301

Net earnings per share:
Basic	$0.07	$0.08
Diluted	0.07	0.08

Number of shares included in per share computation:
Basic	27,398	27,384
Diluted	27,633	27,599

Dividends declared per share	$0.015	$0.015

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31
	2001	2000
Net Cash Provided by (Used in) Operating Activities
Net earnings	$2,046	$2,301
Depreciation and amortization	5,973	6,081
Deferred income taxes	1,622	(1,404)
Changes in operating assets and liabilities	(13,735)	1,950
Total	(4,094)	8,928

Net Cash Used in Investing Activities
Additions to property, plant and equipment	(3,452)	(2,409)
Business acquisition, net of cash acquired	-	(1,219)
Total	(3,452)	(3,628)

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(8)	(1,017)
Increase (decrease) in long-term debt	6,520	(3,082)
Common stock issued	46	44
Cash dividends paid	(411)	(411)
Other	91	34
Total	6,238	(4,432)

Effect of exchange rate changes on cash and cash equivalents	(33)	(16)

Net increase (decrease) in cash and cash equivalents	(1,341)	852
Cash and cash equivalents at beginning of period	2,290	1,146

Cash and cash equivalents at end of period	$949	$1,998

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.          Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and the cash flows for the periods ended March 31, 2001 and 2000.  Such adjustments are of a normal recurring nature.  Certain items in the financial statements for the period ended March 31, 2000 have been reclassified to conform to the presentation for the period ended March 31, 2001.  The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2000 is derived from the audited balance sheet as of that date.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.          Inventories

	March 31, 2001	December 31, 2000

Raw materials	$21,494	$20,614
Work in process	16,923	17,835
Finished goods	50,104	43,566
	$88,521	$82,015

3.          Derivative Financial Instruments

Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

Interest Rate Swap Agreement – At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements, which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At March 31, 2001, $50,000 of these swaps remained outstanding with the swaps expiring in May and June 2003.  At March 31, 2001, $2,135 of deferred net losses on the interest rate swap agreements were included in Accumulated Other Comprehensive Income.

Foreign Currency Forward-Exchange Contracts – During 2000 and 2001, the Company entered into the following foreign currency forward-exchange contracts:

•            Contracts to purchase German marks (DM) to hedge certain steel purchases.  As of March 31, 2001, contracts to purchase 19,500 DM remained outstanding.

•            Contracts to sell U.S. dollars to hedge certain U.S. dollar denominated sales and receivables at the Company’s German subsidiary.  As of March 31, 2001, contracts to sell $3,900 remained outstanding.

•            Contracts to purchase Japanese yen to hedge certain steel purchases.  As of March 31, 2001, contracts to purchase 450,000 yen remained outstanding.

At March 31, 2001, deferred net losses on these contracts in the amount of $290 were included in Accumulated Other Comprehensive Income (Loss).  Assuming no change in underlying foreign exchange rates, all of these losses are expected to be recorded into earnings within the next twelve months.

During 2000, the Company entered into foreign currency forward-exchange contracts to purchase a total of 22.5 billion Indonesian Rupiah to hedge certain purchases in our Vision-Ease Indonesian operations.  During first quarter 2001, these contracts were terminated and a realized loss of $133 was recorded.

4.         Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2001 and 2000 are as follows:
	2001	2000
Net earnings	$2,046	$2,301
Foreign currency translation adjustments	(1,802)	(1,279)
Loss on derivative instruments	(1,247)	(149)
Comprehensive (loss) income	$(1,003)	$873

Foreign currency translation adjustment for 2001 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the U.S. dollar against the DM/Euro during the quarter ended March 31, 2001.

5.         Segment Information

The Company has two operating segments which manufacture and sell a variety of products:  Buckbee-Mears and Optical Products.  Buckbee-Mears, made up of Mask Operations and Micro-Technology Operations, manufactures precision photo-etched and electroformed parts that require fine features and tight tolerances.  Its principal product is aperture masks, a key component used in the manufacture of color television and computer monitor picture tubes.  Optical Products (Vision-Ease) manufactures ophthalmic lenses.

The following is a summary of certain financial information relating to the two segments:

	Three Months Ended March 31
	Buckbee-Mears		Optical Products		Consolidated
	2001	2000	2001	2000	2001	2000

Revenues	$51,230	$53,318	$34,530	$35,433	$85,760	$88,751
Cost of products sold	45,186	46,229	29,118	30,458	74,304	76,687
Gross margin	6,044	7,089	5,412	4,975	11,456	12,064
Gross margin %	11.8%	13.3%	15.7%	14.0%	13.4%	13.6%
Selling expense	1,785	1,325	3,077	2,954	4,862	4,279
Unallocated corporate administration	-	-	-	-	1,338	1,290
Income from operations	$4,259	$5,764	$2,335	$2,021	5,256	6,495

Operating income %	8.3%	10.8%	6.8%	5.7%	6.1%	7.3%

Interest and other expense, net					(2,202)	(3,193)

Earnings before income taxes					$3,054	$3,302

6.          Legal Matters

During the quarter ended March 31, 2001, no material new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

BMC INDUSTRIES, INC.
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2001 and 2000

Total revenues for the first quarter of 2001 of $85.8 million decreased by $3.0 million or 3% from the first quarter of 2000.  Excluding the impact from foreign currency exchange rate changes during first quarter 2000, consolidated revenues would have decreased 2% from the prior year quarter.  Revenues of the Buckbee-Mears group for the first quarter decreased 4%, or $2.1 million, from $53.3 million in 2000 to $51.2 million in 2001.  Excluding the impact of foreign currency translation, first quarter 2001 revenues for the group would have decreased 1.5% from the prior year quarter.  Sales of monitor masks decreased 8% from first quarter 2000 as a result of the global softening in demand for personal computers and year-over-year price reductions.  Sales of entertainment masks were relatively flat in first quarter 2001 as compared to the prior year quarter.  Sales of medium and large size entertainment masks (those 29” or smaller) grew 15% over first quarter 2000 as demand for flat and widescreen (16:9 format) televisions continued to increase, particularly in Europe.  Sales of masks made on the recently restarted entertainment manufacturing line in Cortland, New York, which is dedicated primarily to the production of medium-size, commodity entertainment masks, also contributed to this growth.  This growth was partially offset by a decrease in sales of jumbo-size entertainment masks (those 30” and larger) as a result of weakness in the NAFTA region and from inventory adjustments made by several mask customers.  In first quarter 2001, Micro-Technology Operations continued to experience negative sales comparisons to first quarter 2000 due to soft economic conditions significantly impacting demand from several key customers.  Revenues of the Optical Products group generated sales of $34.5 million in the first quarter of 2001, down 3%, or $0.9 million, from the prior year quarter due to overall softness in the optical retail market, continued decreases in glass and plastic lens sales, and to constrained capacity which limited our ability to meet demand in several premium product categories.  Sales of high-end products (defined as polycarbonate, progressive and polarizing sun lenses) increased 2% in first quarter 2001 over first quarter 2000 and accounted for 65% of total Optical Products group revenue in first quarter 2001 compared to 62% in first quarter 2000.

Cost of products sold were 86.6% of net sales for the first quarter 2001, compared to 86.4% in the same period of 2000.    Buckbee-Mears’ gross margin percentage decreased from 2001 primarily due to an unfavorable product mix shift away from jumbo and higher-margin invar mask sales to the smaller-sized television masks.  This negative sales and mix impact was partially mitigated by continued strong manufacturing performance as evidenced by yield improvements, product cost reductions derived from automated inspection equipment installed last year, favorable foreign currency movement for certain raw material purchases and the restarting of the idled entertainment line in Cortland.  The Buckbee-Mears gross margin percentage was also impacted by the lower demand from several key Micro-Technology customers resulting in low capacity utilization at that division.  The Optical Products group experienced improved gross margins in all three lens materials compared to first quarter 2000, offset somewhat by costs associated with the closing of several distribution centers and the transfer of U.S. glass lens manufacturing to the Jakarta, Indonesia facility.

Selling expenses were $4.9 million or 5.7% of revenues and $4.3 million or 4.8% of revenues for the first quarter of 2001 and 2000, respectively.  The increase in expenses is primarily due to increased freight and shipping expenses at Buckbee-Mears from higher volumes shipped.

Interest expense in the first quarter of 2001 decreased $0.2 million from the prior year quarter due primarily to paydown of debt from operating cash flows.

The provision for income taxes was 33% and 30% of pre-tax income in the first quarter of 2001 and 2000, respectively.  The increase in the tax rate is due primarily to the Company’s mix of domestic and foreign earnings.

MARKET RISK

There were no significant changes in market risks from those disclosed in the Company’s Form 10-K for the year ended December 31, 2000.

FOREIGN CURRENCY

A portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions.  The Company manufactures its products in the United States, Germany, Hungary and Indonesia and purchases products from Asian, as well as other foreign suppliers.  The Company sells its products in the United States and into various foreign markets.  The Company’s sales are typically denominated in either the U.S. dollar or the German mark (DM/Euro).  Buckbee-Mears also has an indirect exposure to the Japanese yen and the Korean won because its most significant competitors are Japanese and Korean.  As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  In addition, sales of products overseas are affected by the value of the U.S. dollar relative to other currencies.  Long-term strengthening of the U.S. dollar may have an adverse effect on these sales and competitive conditions in the Company’s markets and may limit the Company’s ability to increase product pricing in times of adverse currency movements.

To manage the volatility relating to these exposures, the Company utilizes various derivative instruments, including foreign currency forward-exchange contracts and cross-currency swaps.  The cross-currency swaps are accounted for under mark-to-market accounting.  These derivative instruments are discussed more fully in footnote 3.

INTEREST RATE SWAPS

At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At March 31, 2001, $50 million of these swaps remained outstanding with the swaps expiring in May and June 2003.  These swaps are discussed more fully in footnote 3.

FINANCIAL POSITION AND LIQUIDITY

Debt increased $6.5 million during the first three months of 2001 primarily due to cash used in operations from higher working capital investments and capital expenditures.  Working capital was $100.3 million at March 31, 2001 compared to $95.3 million at December 31, 2000.  The current ratio was 2.5 at both March 31, 2001 and December 31, 2000.  The ratio of debt to capitalization was 51% at March 31, 2001 compared to 50% at December 31, 2000.

There were no significant changes in the Company’s credit facilities during the quarter ended March 31, 2001.  The Company was in compliance with all covenants related to credit facilities at March 31, 2001.  The Company continues to expect that the combination of internally-generated funds and unused financing sources will be adequate to meet the Company’s financing requirements for 2001.

ENVIRONMENTAL

There were no material changes in the status of the legal proceedings and environmental matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

CAUTIONARY STATEMENTS

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undue reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, rebound in demand for televisions, computer monitors and ophthalmic lenses; further aperture mask and ophthalmic lens price declines, particularly for computer monitor masks, and imbalances of supply and demand; slowdown in growth of high-end lens products; rising raw material and chemical costs; ability to improve operating and manufacturing efficiencies; ability to meet customer new product qualifications; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and liquid crystal, plasma, projection and other types of visual displays; ability to implement the Optical Products group’s initiatives in strategic polycarbonate marketing and manufacturing sourcing; ability to gain market share of polycarbonate products both domestically and abroad, including growth in European sales through the operation of processing laboratories; new product development, introduction and acceptance; cost reduction and reorganization efforts; continued slowdown in growth for Micro-Technology products; ability to diversify Micro-Technology customer and product base and partner with new and existing Buckbee-Mears customers or transition development relationships into full-scale production; the effect of regional or global economic slowdowns; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel.  Certain of these and other factors are more particularly described in “Item 1 - Business” of the Company’s Form 10-K for the year ended December 31, 2000, which in some cases have affected and in the future could adversely affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.  These factors should not, however, be considered an exhaustive list.  The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Part II:    OTHER INFORMATION

Item 1.  Legal Proceedings

With regard to legal proceedings and certain environmental matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 of the “Notes to Condensed Consolidated Financial Statements”.

Item 6                Exhibits and Reports on Form 8-K.

             (a)         Exhibits

99.1              News Release, dated April 25, 2001, announcing the first quarter 2001 operating results (filed herein).

99.2              News Release, dated April 11, 2001, announcing BMC Industries to report first quarter 2001 results and host conference call on Wednesday, April 25, 2001 (filed herein).

99.3              News Release, dated April 3, 2001, announcing technology agreement with Visteon Corporation to develop and manufacture ETM circuit boards (filed herein).

99.4              News Release, dated March 29, 2001, announcing development and supply agreement with Cordis Corporation (filed herein).

             (b)        Reports on Form 8-K.

The Company did not file any reports on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

/s/Kathleen P. Pepski
Kathleen P. Pepski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/Kevin E. Roe
Kevin E. Roe
Acting Controller (Principal Accounting Officer)

Dated:  May 11, 2001