Form 10-Q
period 2001-06-30
BMC INDUSTRIES INC/MN/
filed 2001-08-14
CIK 215310

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition Period from ____________ to ____________.

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

☒ Yes	☐ No

BMC Industries, Inc. has outstanding 27,002,429 shares of common stock as of August 10, 2001.  There is no other class of stock outstanding.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30	December 31
ASSETS	2001	2000

Current assets
Cash and cash equivalents	$1,214	$2,290
Trade accounts receivable, net	46,734	45,645
Inventories	87,981	82,015
Deferred income taxes	14,019	17,954
Other current assets	8,474	11,455

Total current assets	158,422	159,359

Property, plant and equipment	278,444	276,568
Less accumulated depreciation	142,430	137,069

Property, plant and equipment, net	136,014	139,499

Deferred income taxes	436	4,389
Intangible assets, net	63,518	65,180
Other assets	9,172	5,377

Total assets	$367,562	$373,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term borrowings	$1,010	$1,206
Accounts payable	33,520	33,939
Income taxes payable	5,075	6,374
Deferred income taxes	613	-
Accrued expenses and other current liabilities	23,298	22,518

Total current liabilities	63,516	64,037

Long-term debt	145,472	143,810
Other liabilities	16,814	17,080
Deferred income taxes	5,305	2,079

Stockholders’ equity
Common stock	49,306	49,240
Retained earnings	99,648	105,876
Accumulated other comprehensive income (loss)	(10,977)	(6,669)
Other	(1,522)	(1,649)

Total stockholders’ equity	136,455	146,798

Total liabilities and stockholders’ equity	$367,562	$373,804

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Revenues	$78,720	$94,237	$164,480	$182,988
Cost of products sold	66,763	78,346	141,067	155,033

Gross margin	11,957	15,891	23,413	27,955
Selling expense	4,505	4,110	9,367	8,389
Administration expense	1,418	1,507	2,756	2,797

Income from operations	6,034	10,274	11,290	16,769

Other income and (expense)
Interest expense	(2,749)	(3,368)	(5,790)	(6,583)
Interest income	269	64	325	86
Other income	251	1,027	1,034	1,027

Earnings before income taxes	3,805	7,997	6,859	11,299
Income taxes	11,256	2,522	12,264	3,523

Net (loss) earnings	$(7,451)	$5,475	$(5,405)	$7,776

Net (loss) earnings per share:
Basic	$(0.27)	$0.20	$(0.20)	$0.28
Diluted	(0.27)	0.20	(0.20)	0.28

Number of shares included in per share computation:
Basic	27,393	27,401	27,395	27,392
Diluted	27,393	27,582	27,395	27,590

Dividends declared per share	$0.015	$0.015	$0.03	$0.03

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30

	2001	2000

Net Cash Provided by Operating Activities
Net earnings	$(5,405)	$7,776
Depreciation and amortization	11,887	12,219
Deferred income taxes	11,909	(183)
Changes in operating assets and liabilities	(11,943)	2,774

Total	6,448	22,586

Net Cash Used in Investing Activities
Additions to property, plant and equipment	(8,431)	(5,000)
Business acquisitions, net of cash acquired	-	(1,219)

Total	(8,431)	(6,219)

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(95)	(1,000)
Increase (decrease) in long-term debt	1,662	(13,910)
Common stock issued	66	97
Cash dividends paid	(823)	(822)
Other	127	57

Total	937	(15,578)

Effect of exchange rate changes on cash and cash equivalents	(30)	(25)

Net (decrease) increase in cash and cash equivalents	(1,076)	764
Cash and cash equivalents at beginning of period	2,290	1,146

Cash and cash equivalents at end of period	$1,214	$1,910

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.          Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and the cash flows for the three and six-month periods ended June 30, 2001 and 2000.  Such adjustments are of a normal recurring nature.  Certain items in the financial statements for the periods ended June 30, 2000 have been reclassified to conform to the presentation for the periods ended June 30, 2001.  The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2000 is derived from the audited balance sheet as of that date.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.          Inventories

	June 30, 2001	December 31, 2000

Raw materials	$19,635	$20,614
Work in process	11,408	17,835
Finished goods	56,938	43,566

	$87,981	$82,015

3.          Derivative Financial Instruments

Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

Interest Rate Swap Agreement – At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements, which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At June 30, 2001, $50,000 of these swaps remained outstanding with the swaps expiring in May and June 2003.  At June 30, 2001, $2,031 of deferred net losses on the interest rate swap agreements were included in Accumulated Other Comprehensive Income.

Foreign Currency Forward-Exchange Contracts – As of June 30, 2001, the Company had the following foreign currency forward-exchange contracts in place:
•	Contracts to purchase German marks (DM) to hedge certain steel purchases. As of June 30, 2001, contracts to purchase 6,000 DM remained outstanding.
•	Contracts to purchase German marks (DM) to hedge certain U.S. dollar denominated sales and receivables at the Company’s German subsidiary. As of June 30, 2001, contracts to purchase 6,000 DM remained outstanding.
•	Contracts to sell U.S. dollars to hedge certain U.S. dollar denominated sales and receivables at the Company’s German subsidiary. As of June 30, 2001, contracts to sell $1,950 remained outstanding.

At June 30, 2001, deferred net losses on these contracts in the amount of $720 were included in Accumulated Other Comprehensive Income (Loss).  Assuming no change in underlying foreign exchange rates, all of these losses are expected to be recorded into earnings within the next twelve months.

During 2000, the Company entered into foreign currency forward-exchange contracts to purchase a total of 22.5 billion Indonesian Rupiah to hedge certain purchases in our Vision-Ease Indonesian operations.  During first quarter 2001, these contracts were terminated and a realized loss of $133 was recorded.

4.          Comprehensive Income

The components of comprehensive income, net of related tax, for the three and six-month periods ended June 30, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Net earnings (loss)	$(7,451)	$5,475	$(5,405)	$7,776
Foreign currency translation adjustments	(933)	(982)	(2,735)	(2,261)
Loss on derivative instruments	(326)	(111)	(1,573)	(260)

Comprehensive (loss) income	$(8,710)	$4,382	$(9,713)	$5,255

Foreign currency translation adjustment for 2001 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the U.S. dollar against the DM/Euro during the six-month period ended June 30, 2001.

5.          Valuation Reserve for Deferred Tax Asset

In June 2001, the Company established a deferred tax asset valuation reserve of $10.0 million, the effect of which increased income tax expense.  The need for the valuation reserve was driven by lower U.S. taxable income, which impairs the realization of the Company’s foreign tax credit carryovers.  The statutory time period for using the foreign tax credits on its income tax returns extends beyond the period the Company used to assess impairment for accounting purposes.  If at some time in the future it is determined that all or a portion of the existing foreign tax credit carryovers may be realized, the valuation reserve will be reduced accordingly.

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

The following is a summary of certain financial information relating to the two segments for the three-month period ended June 30, 2001:
	Three Months Ended June 30

	Buckbee-Mears		Optical Products		Consolidated

	2001	2000	2001	2000	2001	2000

Revenues	$44,067	$55,576	$34,653	$38,661	$78,720	$94,237
Cost of products sold	37,768	47,156	28,995	31,190	66,763	78,346

Gross margin	6,299	8,420	5,658	7,471	11,957	15,891
Gross margin %	14.3%	15.2%	16.3%	19.3%	15.2%	16.9%
Selling expense	1,246	1,191	3,259	2,919	4,505	4,110
Unallocated corporate administration	-	-	-	-	1,418	1,507

Income from operations	$5,053	$7,229	$2,399	$4,552	6,034	10,274

Operating income %	11.5%	13.0%	6.9%	11.8%	7.7%	10.9%

Interest and other expense, net					(2,229)	(2,277)

Earnings before income taxes					$3,805	$7,997

The following is a summary of certain financial information relating to the two segments for the six-month period ended June 30, 2001:
	Six Months Ended June 30

	Buckbee-Mears		Optical Products		Consolidated

	2001	2000	2001	2000	2001	2000

Revenues	$95,297	$108,894	$69,183	$74,094	$164,480	$182,988
Cost of products sold	82,954	93,385	58,113	61,648	141,067	155,033

Gross margin	12,343	15,509	11,070	12,446	23,413	27,955
Gross margin %	13.0%	14.2%	16.0%	16.8%	14.2%	15.3%
Selling expense	3,031	2,516	6,336	5,873	9,367	8,389
Unallocated corporate administration	-	-	-	-	2,756	2,797

Income from operations	$9,312	$12,993	$4,734	$6,573	11,290	16,769

Operating income %	9.8%	11.9%	6.8%	8.9%	6.9%	9.2%

Interest and other expense, net					(4,431)	(5,470)

Earnings before income taxes					$6,859	$11,299

7.          Legal Matters

During the quarter ended June 30, 2001, no significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

8.          New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 is effective for any business combination that is completed after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 141 eliminates the pooling-of-interest method and requires the purchase method of accounting on all business combinations completed after June 30, 2001.  SFAS No. 141 has no current impact on the Company’s financial statements.  Under SFAS No. 142, amortization of goodwill and other intangible assets will continue until adoption of the new accounting standard on January 1, 2002.  Upon adoption of SFAS No. 142, amortization of goodwill and other intangible assets with indefinite lives ceases and a transitional impairment test is required, with subsequent impairment tests required at least annually.  The Company’s current amortization expense on goodwill is approximately $2,000 annually.  The full effects of adoption of this statement have not yet been determined.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BMC INDUSTRIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2001 and 2000

Total revenues for the second quarter of 2001 decreased by $15.5 million or 16% from the second quarter of 2000.  With consistent foreign currency exchange rates during the quarter, consolidated revenues would have decreased 15%.  Revenues of the Buckbee-Mears group for the second quarter decreased $11.5 million, or 21%, from $55.6 million in 2000 to $44.1 million in 2001.  Excluding the impact of the foreign currency translation, revenues for the group would have decreased 19%.    Sales of computer monitor masks decreased 31% in second quarter 2001 as compared to second quarter 2000 due to competitive price reductions, as well as a decline in volumes as a result of the continuing worldwide softness in demand for personal computers and computer monitors.  The Buckbee-Mears group also experienced a decline in demand for television masks, particularly jumbo and large-sized television masks.  Entertainment mask sales were down 13% in second quarter 2001 as compared to the prior year second quarter.  Second quarter 2001 sales of jumbo-size masks (those 30” and larger) and large-size masks (those 24” to 29”) declined 19% as a result of weakness in both product segments, particularly in the NAFTA region.  European demand also weakened during the quarter.  The group attributes the significant drop in demand to a build up of excess inventory in these sizes at all levels of the supply chain, in addition to reduced retail demand for televisions in the quarter.  Delayed qualification of advanced mask products also impacted sales performance during the second quarter.  The Optical Products group reported sales of $34.7 million in the second quarter of 2001, down 10%, or $4.0 million, over the prior year quarter.  Vision-Ease sales were negatively impacted by a flat domestic ophthalmic lens market, certain temporary capacity issues which inhibited sales growth in a number of Vision-Ease’s polycarbonate product lines, and a significant decline in SunSport™ sales versus the second quarter of last year.  Sales of the group’s high-end, value-added products (including polycarbonate, progressive and polarizing sun lenses) decreased 12% from second quarter 2000 and accounted for 64% of total second quarter 2001 revenues, as compared to 66% of total second quarter revenues in 2000.  In addition, glass lens sales were down 14% in second quarter 2001 as compared to the prior year quarter, due principally to the accelerated erosion of the domestic glass lens market.  Plastic lens sales for second quarter 2001 increased 6% from the same quarter of last year as a result of additional promotional activity and improved product supply.

Cost of products sold were 85% of net sales for the second quarter of 2001, compared to 83% in the same period of 2000.  The increased cost of products sold percentage was due to low capacity utilization and related cost absorption at Micro-Technology and certain product supply constraints and capacity issues at Vision-Ease.  The gross margin percentage at Buckbee-Mears decreased from the same quarter last year due to low capacity utilization at Micro-Technology as well as costs incurred during the quarter to transition certain of its production from St. Paul, Minnesota to lines in Cortland, New York and Müllheim, Germany.  This increase in costs has been somewhat offset by strong mask operating and production performance.  The Optical Products gross margin percentage decreased from second quarter 2000 due to capacity constraints on certain polycarbonate products and product transition issues with a major customer in the SunSport™ business.

Selling expenses were $4.5 million or 6% of revenues and $4.1 million or 4% of revenues for the second quarter of 2001 and 2000, respectively.  The increase is due primarily to increases in selling and marketing expenses in Optical Products as the group has added infrastructure to support expansion and sales growth initiatives.

Interest expense in the second quarter of 2001 is lower than in second quarter 2000 as a result of lower interest rates and debt levels in 2001 compared to the second quarter 2000.

The provision for income taxes was 33% and 31.5% of pre-tax income in the second quarter of 2001 and 2000, respectively, excluding the non-recurring tax charge.  The tax rate is a function of the Company’s domestic and foreign earnings mix and ongoing tax initiatives and can fluctuate from quarter to quarter.  During the second quarter, the Company recorded a deferred tax asset valuation reserve of $10.0 million, the effect of which increased income tax expense.  The valuation reserve was driven by lower U.S. taxable income, which impairs the realization of the Company’s foreign tax credit carryovers.  The statutory time period for using the foreign tax credits on its income tax returns extends beyond the period the Company used to assess impairment for accounting purposes.  If at some time in the future it is determined that all or a portion of the existing foreign tax credit carryovers may be realized, the valuation reserve will be reduced accordingly.

Comparison of six months ended June 30, 2001 and 2000

Total revenues for the first six months of 2001 decreased by $18.5 million, or 10%, from the first six months of 2000.  This revenue decrease would have been 9% excluding the impact of foreign currency translation.  Revenues of the Buckbee-Mears group for the six-month period decreased 12% from the prior year period due to the decline in worldwide demand for both computer monitors and televisions.  This revenue decrease would have been 10% excluding the impact of foreign currency translation.  Revenues of the Optical Products group were down 7% due mainly to a flat domestic ophthalmic lens market and capacity issues discussed earlier.

Cost of products sold were 86% and 85% of net sales for the first six months of 2001 and 2000, respectively.  The increase in cost of sales percentage is due to the low capacity utilization at Micro-Technology and certain product supply constraints and capacity issues at Vision-Ease.  The increase in costs has been partially offset by strong mask operating performance.

Selling expenses were $9.4 million, or 6%, of revenues and $8.4 million, or 5%, of revenues for the first six months of 2001 and 2000, respectively.  The increase is primarily due to higher selling and marketing expenses in both divisions.  Optical Products’ selling and marketing expenses have increased as the group has added infrastructure to support expansion and sales growth.

Interest expense in the first six months of 2001 was $5.8 million compared to $6.6 million in the first six months of 2000.  This decrease is due to lower debt levels and interest rates in 2001.

The provision for income taxes was 33% and 31.2% of pre-tax income for the first six months of 2001 and 2000, respectively, excluding the non-recurring tax charge.  The tax rate is a function of the Company’s domestic and foreign earnings mix and ongoing tax initiatives and can fluctuate from quarter to quarter.

MARKET RISK

There were no significant changes in market risks from those disclosed in the Company’s Form 10-K for the year ended December 31, 2000.

FOREIGN CURRENCY

A portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions.  The Company manufactures its products in the United States, Germany, Hungary and Indonesia and purchases products from Asian, as well as other foreign suppliers.  The Company sells its products in the United States and into various foreign markets.  The Company’s sales are typically denominated in either the U.S. dollar or the German mark (Euro).  Buckbee-Mears also has an indirect exposure to the Japanese yen and the Korean won because its most significant competitors are Japanese and Korean.  As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  In addition, sales of products overseas are affected by the value of the U.S. dollar relative to other currencies.  Long-term strengthening of the U.S. dollar may have an adverse effect on these sales and competitive conditions in the Company’s markets and may limit the Company’s ability to increase product pricing in times of adverse currency movements.

To manage the volatility relating to these exposures, the Company utilizes various derivative instruments, including foreign currency forward-exchange contracts.  These derivative instruments are discussed more fully in footnote 3.

INTEREST RATE SWAPS

At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At June 30, 2001, $50 million of these swaps remained outstanding with the swaps expiring in May and June 2003.  These swaps are discussed more fully in footnote 3.

FINANCIAL POSITION AND LIQUIDITY

Debt increased $1.5 million from $145.0 million to $146.5 million during the first six months of 2001 primarily as a result of capital expenditures of $8.4 million offset by cash flow from operations of $6.4 million.  Working capital was $94.9 million at June 30, 2001 compared to $95.3 million at December 31, 2000.  The current ratio was 2.5 at both June 30, 2001 and December 31, 2000.  The ratio of debt to capitalization was 52% at June 30, 2001 compared to 50% at December 31, 2000.

There were no significant changes in the Company’s credit facilities during the six months ended June 30, 2001.  The Company was in compliance with all covenants related to credit facilities as of June 30, 2001.  The Company continues to expect that the combination of internally-generated funds and unused financing sources will be adequate to meet the Company’s financing requirements for 2001.

ENVIRONMENTAL

There were no material changes in the status of the legal proceedings and environmental matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

CAUTIONARY STATEMENTS

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undue reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, continued imbalance in supply and demand for computer monitor masks; further aperture mask price declines, particularly for computer monitor masks; slowdown in growth of high-end lens products, including continued weakness in SunSport™ products; rising raw material costs; ability to improve operating and manufacturing efficiencies; ability to qualify new products with customers; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and liquid crystal, plasma, projection and other types of visual displays; ability to source plastic lens product requirement from third parties; ability to gain market share of polycarbonate products both domestically and abroad, including growth in European sales through the operation of processing laboratories; new product development, introduction and acceptance; cost reduction and reorganization efforts; continued slowdown in growth for Micro-Technology products; ability to diversify Micro-Technology customer and product base and partner with new and existing Buckbee-Mears customers or transition development relationships into full-scale production; the effect of regional or global economic slowdowns; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel.  Certain of these and other factors are more particularly described in “Item 1 - Business” of the Company’s Form 10-K for the year ended December 31, 2000, which in some cases have affected and in the future could adversely affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.  These factors should not, however, be considered an exhaustive list.  The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.               Quantitative and Qualitative Disclosure About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 11.

Part II:    OTHER INFORMATION

Item 1.               Legal Proceedings.

With regard to legal proceedings and certain environmental matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which begins on page 9 and Note 7 of the “Notes to Condensed Consolidated Financial Statements” on page 8.

Item 4.               Submission of Matters to a Vote of Securities Holders.

The Company’s 2001 Annual Meeting of Stockholders was held on May 17, 2001.  One matter was submitted to a vote of stockholders:  Election of certain members of the Company’s Board of Directors.

The nominees for election to the Company’s Board of Directors, as listed in the Company’s Proxy Statement dated March 29, 2001 were elected for two-year terms at that meeting.  Voting for the individual nominees was as follows:
Nominee	Votes For	Votes Withheld or Against

Mr. John W. Castro	24,107,326	1,742,230
Mr. Joe E. Davis	24,091,786	1,767,770
Mr. James M. Ramich	24,204,813	1,644,743

The following directors did not stand for election this year because their terms of office continued after the meeting:  Mr. Paul B. Burke, Dr. H. Ted Davis and Mr. Harry A. Hammerly.

Item 6.               Exhibits and Reports on Form 8-K.

(a)         Exhibits
99.1	News Release, dated August 3, 2001, announcing quarterly dividend (filed herein).

99.2	News Release, dated July 26, 2001, announcing second quarter 2001 operating results (filed herein).

99.3	News Release, dated July 12, 2001, announcing BMC Industries to report second quarter 2001 results and host conference call on Thursday, July 26, 2001.

99.4	News Release, dated June 7, 2001, announcing BMC Industries, Inc. expectations for second quarter 2001 (filed herein).

99.5	News Release, dated May 18, 2001, announcing BMC Industries quarterly dividend (filed herein).

(b)        Reports on Form 8-K.

The Company did not file any reports on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

/s/ Kathleen P. Pepski

Kathleen P. Pepski
Chief Financial Officer
(Principal Financial Officer)

Dated: August 14, 2001