Form 10-Q
period 2001-09-30
BMC INDUSTRIES INC/MN/
filed 2001-11-14
CIK 215310

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the Quarterly Period ended September 30, 2001.

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the transition Period from __________ to __________.

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

☒   Yes                                                                  ☐   No

BMC Industries, Inc. has outstanding 27,056,004 shares of common stock as of November 12, 2001.  There is no other class of stock outstanding.

Exhibit Index Begins at Page 15

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited)
	September 30	December 31
	2001	2000
ASSETS

Current assets
Cash and cash equivalents	$859	$2,290
Trade accounts receivable, net	49,113	45,645
Inventories	82,029	82,015
Deferred income taxes	14,993	17,954
Other current assets	6,429	11,455
Total current assets	153,423	159,359

Property, plant and equipment	286,616	276,568
Less accumulated depreciation	150,251	137,069
Property, plant and equipment, net	136,365	139,499
Deferred income taxes	468	4,389
Intangible assets, net	62,836	65,180
Other assets	8,677	5,377
Total assets	$361,769	$373,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term borrowings	$991	$1,206
Accounts payable	28,690	33,939
Income taxes payable	4,926	6,374
Deferred income taxes	944	-
Accrued expenses and other current liabilities	22,202	22,518
Total current liabilities	57,753	64,037

Long-term debt	150,744	143,810
Other liabilities	17,214	17,080
Deferred income taxes	3,587	2,079

Stockholders’ equity
Common stock	46,754	49,240
Retained earnings	95,096	105,876
Accumulated other comprehensive income (loss)	(9,300)	(6,669)
Other	(79)	(1,649)
Total stockholders’ equity	132,471	146,798

Total liabilities and stockholders’ equity	$361,769	$373,804

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Revenues	$73,339	$90,179	$237,819	$273,167
Cost of products sold	70,786	77,530	211,853	232,563
Gross margin	2,553	12,649	25,966	40,604
Selling expense	4,209	4,356	13,576	12,745
Administration expense	1,042	1,261	3,798	4,058
Income (loss) from operations	(2,698)	7,032	8,592	23,801
Other income and (expense)
Interest expense	(3,014)	(3,358)	(8,804)	(9,941)
Interest income	63	112	388	198
Other income (expense)	(509)	244	525	1,271
Earnings (loss) before income taxes	(6,158)	4,030	701	15,329
Income tax expense (benefit)	(2,012)	1,293	10,252	4,816

Net (loss) earnings	$(4,146)	$2,737	$(9,551)	$10,513

Net (loss) earnings per share:
Basic	$(0.15)	$0.10	$(0.35)	$0.38
Diluted	(0.15)	0.10	(0.35)	0.38
Number of shares included in per share computation:
Basic	27,101	27,399	27,296	27,395
Diluted	27,101	27,645	27,296	27,608

Dividends declared per share	$0.015	$0.015	$0.045	$0.045

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months ended
	September 30
	2001	2000
Net Cash Provided by Operating Activities
Net earnings (loss)	$(9,551)	$10,513
Depreciation and amortization	17,744	18,274
Deferred income taxes	9,364	(1,335)
Changes in operating assets and liabilities	(12,342)	2,448
Total	5,215	29,900

Net Cash Used in Investing Activities
Additions to property, plant and equipment	(12,455)	(7,900)
Business acquisitions, net of cash acquired	-	(1,219)
Total	(12,455)	(9,119)

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(179)	(851)
Increase (decrease) in long-term debt	6,934	(18,066)
Cash dividends paid	(1,234)	(1,233)
Other	268	270
Total	5,789	(19,880)

Effect of exchange rate changes on cash and cash equivalents	20	(255)

Net (decrease) increase in cash and cash equivalents	(1,431)	646
Cash and cash equivalents at beginning of period	2,290	1,146

Cash and cash equivalents at end of period	$859	$1,792

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1.             Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and the cash flows for the nine-month period ended September 30, 2001 and 2000.  Such adjustments are of a normal recurring nature.  Certain items in the financial statements for the periods ended September 30, 2000 have been reclassified to conform to the presentation for the periods ended September 30, 2001.  The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2000 is derived from the audited balance sheet as of that date.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.             Inventories

	September 30, 2001	December 31, 2000

Raw materials	$22,414	$20,614
Work in process	9,723	17,835
Finished goods	49,892	43,566
	$82,029	$82,015

3.             Derivative Financial Instruments

Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

Interest Rate Swap Agreement – At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements, which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At September 30, 2001, $50,000 of these swaps remained outstanding with the swaps expiring in May and June 2003.  At September 30, 2001, $3,067 of deferred net losses on the interest rate swap agreements were included in Accumulated Other Comprehensive Income.

Foreign Currency Forward-Exchange Contracts – As of September 30, 2001, the Company had the following foreign currency forward-exchange contracts in place:

•               Contracts to purchase German marks (DM) to hedge certain steel purchases.  As of September 30, 2001, contracts to purchase 3,000 DM remained outstanding.

•               Contracts to purchase German marks (DM) to hedge certain U.S. dollar denominated sales at the Company’s German subsidiary.  As of September 30, 2001, contracts to purchase 3,000 DM remained outstanding.

•               Contracts to sell U.S. dollars to hedge certain U.S. dollar denominated sales at the Company’s German subsidiary.  As of September 30, 2001, no contracts remained outstanding.

At September 30, 2001, deferred net gains on these contracts in the amount of $2 were included in Accumulated Other Comprehensive Income (Loss).  Assuming no change in underlying foreign exchange rates, all of these gains are expected to be recognized into earnings within the next twelve months.

During 2000, the Company entered into foreign currency forward-exchange contracts to purchase a total of 22.5 billion Indonesian Rupiah to hedge certain purchases in our Vision-Ease Indonesian operations.  During first quarter 2001, these contracts were terminated and a realized loss of $133 was recognized.

4.             Comprehensive Income

The components of comprehensive income, net of related tax, for the three and nine-month periods ended September 30, 2001 and 2000 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Net earnings (loss)	$(4,146)	$2,737	$(9,551)	$10,513
Foreign currency translation adjustments	2,028	(2,136)	(707)	(4,397)
Loss on derivative instruments	(351)	(1,159)	(1,924)	(1,419)
Comprehensive (loss) income	$(2,469)	$(558)	$(12,182)	$4,697

Foreign currency translation adjustment for 2001 is primarily due to the change in cumulative translation adjustment resulting from the weakening of the U.S. dollar against the DM/Euro during the quarter and strengthening of the U.S. dollar against the DM/Euro during the nine-month period ended September 30, 2001.

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

The following is a summary of certain financial information relating to the two segments for the three-month period ended September 30, 2001:

	Three Months Ended September 30
	Buckbee-Mears		Optical Products		Consolidated
	2001	2000	2001	2000	2001	2000

Revenues	$39,719	$53,333	$33,620	$36,846	$73,339	$90,179
Cost of products sold	42,284	47,373	28,502	30,157	70,786	77,530
Gross margin	(2,565)	5,960	5,118	6,689	2,553	12,649
Gross margin %	(6.5)%	11.2%	15.2%	18.2%	3.5%	14.0%
Selling expense	1,332	1,532	2,877	2,824	4,209	4,356
Unallocated corporate administration	-	-	-	-	1,042	1,261
Income (loss) from operations	$(3,897)	$4,428	$2,241	$3,865	(2,698)	7,032

Operating (loss) income %	(9.8)%	8.3%	6.7%	10.5%	(3.7)%	7.8%

Interest and other expense, net					(3,460)	(3,002)

Earnings (loss) before income taxes					$(6,158)	$4,030

The following is a summary of certain financial information relating to the two segments for the nine-month period ended September 30, 2001:

	Nine Months Ended September 30
	Buckbee-Mears		Optical Products		Consolidated
	2001	2000	2001	2000	2001	2000

Revenues	$135,016	$162,227	$102,803	$110,940	$237,819	$273,167
Cost of products sold	125,238	140,758	86,615	91,805	211,853	232,563
Gross margin	9,778	21,469	16,188	19,135	25,966	40,604
Gross margin %	7.2%	13.2%	15.7%	17.2%	10.9%	14.9%
Selling expense	4,363	4,048	9,213	8,697	13,576	12,745
Unallocated corporate administration	-	-	-	-	3,798	4,058
Income from operations	$5,415	$17,421	$6,975	$10,438	8,592	23,801

Operating income %	4.0%	10.7%	6.8%	9.4%	3.6%	8.7%

Interest and other expense, net					(7,891)	(8,472)

Earnings before income taxes					$701	$15,329

7.             Debt

During the quarter ended September 30, 2001, the Company amended its current revolving domestic credit agreement (the Agreement), which expires in 2003.  The Amendment to the Agreement provided for the conversion of certain previously outstanding revolving loans to term loans and permanently reduced the aggregate commitment under the Agreement from $220,000 to $185,000.  In addition to the pre-existing collateral under the previous agreement, the Company granted security interests in certain assets, including its domestic receivables, inventories and machinery and equipment and granted a mortgage on its real property located in Ramsey, Minnesota.

Borrowings under the amended agreement bear interest at the Eurodollar rate plus a spread ranging from 1.5% to 3.0%.  The rate spread is dependent upon the Company’s ratio of debt to cash flow, as defined in the Agreement.  In addition, the Company pays a facility fee on unborrowed funds at rates ranging from .375% to .50%, depending on the Company’s debt to cash flow ratio.  Under terms of the Agreement, the Company must meet certain financial covenants, including maintaining a specified consolidated net worth, leverage ratio (debt to cash flow), interest coverage ratio and level of capital expenditures.  The Company was in compliance with all covenants under the Agreement as of September 30, 2001.

8.             Legal Matters

During the quarter ended September 30, 2001, no significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

9.             New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 is effective for any business combination that is completed after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  SFAS No. 141 eliminates the pooling-of-interest method and requires the purchase method of accounting on all business combinations completed after June 30, 2001.  SFAS No. 141 has no current impact on the Company’s financial statements.  Under SFAS No. 142, amortization of goodwill and other intangible assets will continue until adoption of the new accounting standard on January 1, 2002.  Upon adoption of SFAS No. 142, amortization of goodwill and other intangible assets with indefinite lives ceases and a transitional impairment test is required, with subsequent impairment tests required at least annually.  The Company’s current amortization expense on goodwill is approximately $2,000 annually.  The full effects of adoption of this statement have not yet been determined.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002.  SFAS No. 143 provides guidance on accounting for closure or removal-type costs that are incurred at any time during the life of an asset.  In October 2001, the FASB issued SFAS No. 144, Asset Impairment, which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provides a single accounting model for long-lived assets to be disposed of.  The effects of adoption of these statements have not yet been determined.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2001 and 2000

Total revenues of $73.3 million for third quarter 2001 decreased by $16.8 million, or 19%, from the third quarter of 2000.  With consistent foreign currency exchange rates during the quarter, consolidated revenues would have decreased 18%.  Revenues of the Buckbee-Mears group for the third quarter decreased $13.6 million, or 26%, from $53.3 million in 2000 to $39.7 million in 2001.  Excluding the impact of the foreign currency translation changes, revenues for the group would have decreased 25%.    Sales of computer monitor masks decreased 44% in third quarter 2001 as compared to third quarter 2000 due to significant competitive price reductions, as well as a decline in volumes resulting from the continuing worldwide softness in demand for personal computers and computer monitors.

The Buckbee-Mears group also experienced a decline in demand for television masks, particularly jumbo (those 30” and larger) and large-sized (those 24” to 29”) television masks.  Entertainment mask sales were down 17% in third quarter 2001 as compared to the prior year third quarter.  Third quarter 2001 sales of jumbo-size masks and large-size masks declined 21% as a result of weakness in both product segments, particularly in the NAFTA region.  The decline is due to reduced retail demand for televisions during the quarter from the slowing global economy and also to a substantial contraction of the U.S. market where quarter and year-to-date shipments to dealers were down 15% and 11%, respectively.

The Optical Products group reported sales of $33.6 million in the third quarter of 2001, down 9%, or $3.2 million, from the prior year quarter.  Vision-Ease sales were negatively impacted by a precipitous decline in sales that took place in September following the events of September 11.  Despite reasonably stable demand at the domestic retail level, it appeared that retailers slowed orders to minimize inventory exposure in light of the uncertain conditions.  In addition, SunSport® sales declined significantly from the third quarter of last year due to a change in the retail distribution channel that slowed sales.  Sales of the group’s high-end, value-added products (including polycarbonate, progressive and polarizing sun lenses) during third quarter 2001 decreased 10% from third quarter 2000 and accounted for 65% of total third quarter 2001 revenues compared to 66% of total third quarter revenues in 2000.  Strong sales of Vision-Ease’s SunRx® premium polarized lenses, which increased 24% during the quarter vs. third quarter of 2000, offset some of the sales reductions experienced in other product lines.  Glass lens sales were down 21% in third quarter 2001 compared to the prior year quarter, due principally to accelerated erosion of the domestic glass lens segment.  Plastic lens sales for third quarter 2001 increased 6% from the same quarter of last year.

Cost of products sold were 97% of net sales for the third quarter of 2001, compared to 86% in the same period of 2000.  The increased cost of products sold percentage comes primarily from the Buckbee-Mears Group with a cost of products sold percentage of 106% for the quarter.    The increase in Buckbee-Mears’ cost of products sold is due to the lower sales levels as well as low capacity utilization and related unabsorbed costs as the group temporarily shut down all aperture mask production lines at its Cortland, New York manufacturing facility for a three week period during the quarter and instituted “short-work weeks” at its facility in Müllheim, Germany.  Two of the five manufacturing lines in Cortland remained idle after the shutdown and are expected to continue to be idled for the foreseeable future due to soft market conditions.  Buckbee-Mears’ results were also negatively impacted by low capacity utilization in Micro-Technology Operations and non-recurring charges associated with workforce reductions at the Cortland and St. Paul facilities.  The group also continued to experience increased costs related to the transfer of significant Micro-Technology production from St. Paul to lines in Cortland and Müllheim.

Optical Products’ cost of products sold percentage increased to 85% from 82% in the prior year quarter.  The higher cost of products sold percentage at Vision-Ease is due to higher costs associated with a product line transition in the SunSport® line and the slow down in sales in September.

Selling expenses were $4.2 million or 6% of revenues and $4.4 million or 5% of revenues for the third quarter of 2001 and 2000, respectively.  The expense decrease was due primarily to lower costs at Buckbee-Mears, while Vision-Ease expenses were level with the prior year.  The percentage increase is primarily due to the decrease in sales at both divisions.

Interest expense in the third quarter of 2001 was lower than in third quarter 2000 as a result of lower interest rates in 2001 compared to third quarter 2000.

The provision for income taxes was (33%) and 32% of pre-tax income in the third quarter of 2001 and 2000, respectively.  The tax rate is a function of the Company’s domestic and foreign earnings mix and ongoing tax initiatives and can fluctuate from quarter to quarter.

Comparison of nine months ended September 30, 2001 and 2000

Total revenues for the first nine months of 2001 decreased by $35.3 million, or 13%, from the first nine months of 2000.  This revenue decrease would have been 12% excluding the impact of foreign currency translation changes.  Revenues of the Buckbee-Mears group for the nine-month period decreased 17% from the prior year period due to the decline in worldwide demand for both computer monitors and televisions as well as pricing pressures.  This revenue decrease would have been 15% excluding the impact of changing foreign currency translation rates.  Revenues of the Optical Products group were down 7% due mainly to slow retail orders in third quarter 2001 and capacity issues experienced earlier in the year.

Cost of products sold were 89% and 85% of net sales for the first nine months of 2001 and 2000, respectively.  The increase in costs is due to the lower sales levels as well as low capacity utilization at mask operations and related unabsorbed costs from the temporary shut down of all mask lines in Cortland in the third quarter and the institution of “short-work weeks” at the facility in Müllheim.  The Buckbee-Mears’ results were also negatively impacted by low capacity utilization in Micro-Technology operations and non-recurring charges associated with workforce reductions at the Cortland and Mullheim facilities.

Selling expenses were $13.6 million, or 6%, of revenues and $12.7 million, or 5%, of revenues for the first nine months of 2001 and 2000, respectively.  The increase is primarily due to higher selling and marketing expenses in both divisions year-to-date.  Optical Products’ selling and marketing expenses increased as the group added infrastructure to support expansion and sales growth.  The increase at Buckbee-Mears is due to higher freight and shipping from higher volumes shipped early in the year.

Interest expense in the first nine months of 2001 was $8.8 million compared to $9.9 million in the first nine months of 2000.  This decrease is due to lower debt levels and interest rates in 2001.

The provision for income taxes was 36% and 31% of pre-tax income for the first nine months of 2001 and 2000, respectively, excluding the non-recurring tax charge recorded in second quarter.  The tax rate is a function of the Company’s domestic and foreign earnings mix and ongoing tax initiatives and can fluctuate from quarter to quarter.  During second quarter 2001, the Company recorded a deferred tax asset valuation reserve of $10.0 million, the effect of which increased income tax expense.  The valuation reserve was driven by lower U.S. taxable income, which impairs the realization of the Company’s foreign tax credit carryovers.  The statutory time period for using the foreign tax credits on its income tax returns extends beyond the period the Company used to assess impairment for accounting purposes.  If at some time in the future it is determined that all or a portion of the existing foreign tax credit carryovers may be realized, the valuation reserve will be reduced accordingly.

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

To manage the volatility relating to these exposures, the Company utilizes various derivative instruments, including foreign currency forward-exchange contracts.  These derivative instruments are discussed more fully in Note 3.

INTEREST RATE SWAPS

At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At September 30, 2001, $50 million of these swaps remained outstanding with the swaps expiring in May and June 2003.  These swaps are discussed more fully in Note 3.

FINANCIAL POSITION AND LIQUIDITY

Debt increased $6.7 million from $145.0 million to $151.7 million during the first nine months of 2001 primarily as a result of capital expenditures of $12.5 million offset by cash flow from operations of $5.2 million.  Working capital was $95.7 million at September 30, 2001 compared to $95.3 million at December 31, 2000.  The current ratio was 2.7 at September 30, 2001 and 2.5 at December 31, 2000.  The ratio of debt to capitalization was 53% at September 30, 2001 compared to 50% at December 31, 2000.

In third quarter 2001, the Company received 686,630 common shares at a market value of $3,361 in exchange for the repayment of certain stock option loans as follows:

Receipt of common shares	$(3,361)
Repayment of stock option loans	2,627
Option exercise proceeds	478
Tax benefit adjustment on stock options	256
Net cash	$0

Effective for the quarter ended September 30, 2001, the Company amended its current revolving domestic credit agreement, which expires in 2003.  The banks approved the amendment in early October and the Company is in compliance with all covenants under its credit agreement as of September 30, 2001.  The amendment to the credit agreement is discussed more fully in Note 7.

ENVIRONMENTAL

There were no material changes in the status of the legal proceedings and environmental matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

CAUTIONARY STATEMENTS

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undue reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those projected including, among others, ability to manage working capital and align costs with market conditions; continued imbalance in supply and demand for computer monitor masks; further aperture mask price declines, particularly for computer monitor masks; slowdown in growth of high-end lens products, including continued weakness in SunSport® products; rising raw material costs; ability to improve operating and manufacturing efficiencies; ability to qualify new products with customers; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and liquid crystal, plasma, projection and other types of visual displays; ability to source plastic lens product requirement from third parties; ability to gain market share of polycarbonate products both domestically and abroad, including growth in European sales through the operation of processing laboratories; new product development, introduction and acceptance; cost reduction and reorganization efforts; continued slowdown in growth for Micro-Technology products; ability to diversify Micro-Technology customer and product base and partner with new and existing Buckbee-Mears customers or transition development relationships into full-scale production; the effect of regional or global economic slowdowns; the impact of domestic or global terrorism on consumer spending choices; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel.  Certain of these and other risks and uncertainties are more particularly described in “Item 1 - Business” of the Company’s Form 10-K for the year ended December 31, 2000, which in some cases have affected and in the future could adversely affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.  These factors should not, however, be considered an exhaustive list.  The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 12.

Part II:      OTHER INFORMATION

Item 1.		Legal Proceedings.

With regard to legal proceedings and certain environmental matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which begins on page 10 and Note 8 of the “Notes to Condensed Consolidated Financial Statements” on page 8.

Item 6.		Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		99.1	News Release, dated November 6, 2001, announcing quarterly dividend (filed herein).

		99.2	News Release, dated October 30, 2001, announcing third quarter 2001 financial results (filed herein).

		99.3	News Release, dated October 16, 2001, announcing BMC Industries to report third quarter 2001 results and host conference call on Tuesday, October 30, 2001.

		99.4	News release, dated September 27, 2001, announcing BMC Industries revises its outlook for the third quarter 2001.

	(b)	Reports on Form 8-K.

The Company filed a Form 8-K, dated as of October 12, 2001, on October 24, 2001, reporting the completion of a Second Amendment and Restatement Agreement amending the Company’s Amended and Restated Credit Agreement dated June 25, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

/s/ Kathleen P. Pepski
Kathleen P. Pepski
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 14, 2001