Form 10-K
period 2001-12-31
BMC INDUSTRIES INC/MN/
filed 2002-03-29
CIK 215310

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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
Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.  [   ]

The aggregate market value of the registrant's common stock (its only voting stock) held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock as reported on the New York Stock Exchange on March 18, 2002, was approximately $44.5 million. As of March 18, 2002, there were 27,035,325 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference information, to the extent specific sections are referred to herein, from the registrant's proxy statement for its annual meeting of stockholders to be held on May 9, 2002.

PART I

            Certain statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by the statutes.  These statements relate to our current views with respect to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties - such as those discussed in the section entitled "Factors That May Affect Future Results" below - that could cause, and in certain instances have caused, actual results to differ materially from those expressed or forecasted.  You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this 10-K.  These factors should not be considered an exhaustive list.  We do not undertake the responsibility to update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 1.  Business

(a)        General Development of Business.

BMC Industries, Inc., a Minnesota corporation ("BMC," "we," "our" or "us"), is a multinational manufacturer and distributor of a variety of products in two reportable segments: Buckbee-Mears and Optical Products, which operates under the Vision-Ease trade name.  Buckbee-Mears is comprised of Mask Operations and Micro-Technology Operations.  Mask Operations produces aperture masks, which are critical components of color television and computer monitor picture tubes.  Micro-Technology Operations, formerly Buckbee-Mears St. Paul or "BMSP", is the leading producer of precision photo-etched metal and electroformed components.  Micro-Technology Operations produces a variety of component parts used in the medical, electronic, telecommunication, automotive and filtration market segments.  We changed the name of BMSP to Micro-Technology Operations in March 2001 to reflect the broad capabilities resident in this operation's core technology.  In response to difficult economic conditions and industry changes during 2001 and continuing into 2002, Buckbee-Mears has undertaken efforts to consolidate its operations and reduce costs to align its operation with the market.  In furtherance of this effort, Mask Operations began to exit the computer monitor segment of the mask market in late 2001 and intends to completely exit this segment by the end of 2002.  Micro-Technology Operations is continuing in 2002 to reduce operating expenses as a result of particularly difficult economic conditions that have affected its business.  We are pursuing various options available to maximize the value of Micro-Technology Operations, including efforts underway to sell portions of the business and consolidate portions of the St. Paul, Minnesota operations into the Mask Operations facilities in Cortland, New York and Mullheim, Germany.

Optical Products designs, manufactures and distributes polycarbonate, glass and hard-resin plastic eyeglass lenses under the trade name of "Vision-Ease."  Similar to the actions taken by Buckbee-Mears, Optical Products continues into 2002 to implement efforts begun in 2001 to reduce its cost structure, consolidate its operations and focus its resources on higher margin, value-added products. In January 2002, Optical Products sold its Optifacts division, a developer and distributor of software used in the optical products industry, to Essilor of America, Inc.  In February 2002, Optical Products announced the closing of its Azusa, California polycarbonate manufacturing facility and the transfer of production to Vision-Ease's existing facilities in Jakarta, Indonesia and Ramsey, Minnesota.

(b)        Financial Information About Industry Segments.

Financial information about our operating segments for the three most recent fiscal years appear on pages 41-42.

(c)        Narrative Description of Business.

Buckbee-Mears

Products and Marketing. Buckbee-Mears has manufacturing operations in Cortland, New York, Mllheim, Germany and St. Paul, Minnesota, all of which are ISO 9002 certified, which is a critical prerequisite to supplying a broad base of customers.  Mask Operations manufactures aperture masks at the Cortland and Mullheim facilities and operates a low-cost mask inspection facility in Tatabanya, Hungary.  The St. Paul facility is primarily dedicated to Micro-Technology Operations for research and development activities and small batch or specialty manufacturing, including precision photo-etched metal parts, specialty printed circuits, precision electroformed components and precision etched and filled glass products. Micro-Technology Operations also has production operations in Cortland and Mullheim.

Two customers of Buckbee-Mears each accounted for more than 10% of our total consolidated revenues for 2001. Thomson, S.A. of France, including its U.S. based operations, accounted for approximately 16% of our 2001 consolidated revenues. Samsung Display Co., Ltd., of South Korea accounted for approximately 14% of our 2001 consolidated revenues.  Thomson produces televisions in North America and Europe under various trademarks, including RCA and GE.  Samsung produces televisions in the Americas, Europe and Asia and computer monitors in South American and Asia under the Samsung trade name.

Aperture masks are photo-chemically etched fine screen grids found in color television and computer monitor picture tubes and consist of thousands of precise, conically shaped holes designed to focus the electron beam on the proper phosphor color stripe to produce a crisp image.  Aperture masks are made from steel or invar, a nickel and iron alloy, and range in size from 6-inch to 40-inch diagonal dimensions.  We manufacture aperture masks ranging from 14-inch to 36-inch diagonal dimensions.  Our facilities employ an automated continuous photochemical etching process that we originally developed.  We sell aperture masks directly to color television and computer monitor tube manufacturers in North America, Europe, India and Asia through an in-house sales organization.  Sales of aperture masks comprised 52%, 55% and 55% of our consolidated total revenues in 2001, 2000 and 1999, respectively.

Mask Operations is engaged in ongoing efforts to develop future manufacturing and technical expertise in a variety of new mask products, including high definition television ("HDTV"), multimedia, widescreen (16 x 9) and pure flat mask products.  We have made significant process capability gains on advanced mask products, particularly in entertainment masks, with success in qualifying masks in the flat, widescreen and HDTV categories.

Micro-Technology Operations manufactures a variety of precision photo-etched metal and electroformed components.  We sell these components through both an in-house sales organization and independent manufacturer representatives to customers in the medical, electronics, automotive, telecommunications and filtration market segments.  Micro-Technology Operations' products include switch contacts, ignition components, medical device components, reusable filtration devices and precision sorting sieves.  Over the past few years, Micro-Technology Operations has pursued a strategy of leveraging its high-volume precision technologies and production capabilities to attract large end-product manufacturers for joint research and product development projects.  These efforts have resulted in the development of new technology and new customers with significant potential future revenue opportunities.  In March 2001, Buckbee-Mears signed separate agreements with Visteon Corporation and Cordis Corporation, a wholly-owned unit of Johnson & Johnson, which grant to BMC technology rights and/or production opportunities in the circuit board and implantable stent markets.  The underlying technology of these agreements has broad potential applications and we have ongoing efforts to market this technology.  These efforts, however, have been hampered by weak economic conditions that continue into 2002.

During 2001, Mask Operations experienced a decline in demand for entertainment masks, particularly medium and large-sized television masks.  Medium and large size mask sales declined 43% year-over-year, resulting from a mix shift in Europe from large to jumbo-sized masks, an overall weak NAFTA market and a comparison to prior year sales made difficult due to particularly strong fourth quarter 2000 sales enhanced by the sale of masks to a customer in China.  Sales of jumbo-sized masks (those 30" and larger) increased 14% in the fourth quarter of 2001 as compared to the same period in 2000.

During portions of the third and fourth quarters of 2001, Buckbee-Mears temporarily shut down aperture mask production lines at its Cortland manufacturing facility.  We timed these shutdowns to occur in conjunction with previously scheduled maintenance shutdowns to minimize the impact to employees and operations.  In 2002, Mask Operations intends to exit the computer monitor segment of the aperture mask business and focus its operations on development and production of more profitable entertainment mask products.

Raw Materials.  Buckbee-Mears procures raw materials from multiple suppliers.  Steel and invar are the main raw materials used by Buckbee-Mears.  Our Cortland facility imports all of its steel and invar requirements from suppliers in Japan and Germany.  Our Mullheim facility obtains a majority of its steel and invar raw material from a supplier within Germany and the remaining portion from a vendor in Japan.  Importation of steel into the United States is subject to certain restrictions imposed by U.S. federal trade legislation and regulations.  In addition, steel imports are the subject of occasional domestic trade disputes and investigations that have resulted in the imposition of tariffs by the U.S. federal government.  We have successfully obtained exclusions from these tariffs to date, most recently as March 2002, based on our inability to source aperture mask steel in the U.S.  We do not anticipate difficulty in obtaining steel or any other raw materials.  Our inability to obtain these materials, however, would have a material adverse effect on production and results of operations.

Intellectual Property.  We have a number of patents and license rights that are important to the success of our Buckbee-Mears operations.  These patents range in their expiration dates from 2002 to 2018.  We believe that the loss of any single patent would not have a material adverse effect on our business as a whole.  We believe that improvement of existing products and processes and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining our competitive position.  At the same time, we continue to seek patent protection for our products and processes on a selective basis.  There can be no assurance, however, that any issued patents will provide substantial protection or commercial value.  We require our consultants and employees to agree in writing to maintain the confidentiality of our information and, within certain limits, to assign to us any inventions, and any patent or other intellectual property rights, relating to our business.  In addition, we have an Intellectual Property program that enhances our ability to identify and protect intellectual property from the development stage through the life of our products and processes.

Seasonality.  Buckbee-Mears' revenues and earnings are generally lower in the first and third quarters due to maintenance shutdowns at the Cortland and Mullheim facilities.  The seasonality of end product in this business segment, televisions and computer monitors, also affects our annual earnings pattern.

Competition.  The precision etched metal and electroformed parts business is intensely competitive, with no one competitor dominating the market. We are one of five independent mask manufacturers in the world and the only independent mask manufacturer with production facilities in the United States.  Our primary mask competitors operate in Japan and Korea.  In addition, several color picture tube manufacturers operate captive mask production facilities and two state directed ventures operate in China.  Independent mask manufacturers supply approximately 86%of the global mask market, with BMC among the largest at an estimated 16% of the combined television and monitor mask market share.  We supplied approximately 18% of the worldwide demand for television masks and 8% of the demand for monitor masks in 2001. Our customer, Philips Components B.V., announced in November 2000 that it was merging with one of Buckbee-Mears' independent competitors, LG. Electronics of South Korea.  If completed, this transaction will result in vertical integration of LG's mask production into a captive supply arrangement with Philips' operations.

In addition to competition from other mask manufacturers, Mask Operations competes against rival technologies such as LCD monitors, plasma displays and projection televisions.  LCD monitors accounted for 16% of total monitors in 2001, up from 5% in 2000, and laptops grew to 20% of PC's purchased from 18% in 2000, both reducing the need for CRT tubes.  Sales of projection televisions in the U.S. have grown over the last year due to rapidly dropping prices, contributing in the decline in sales of jumbo CRT televisions.  Further, many consumers identify HDTV with projection televisions, further contributing to the growth in sales of projection televisions.  Nevertheless, rival product technologies such as plasma and LCD are still very expensive compared to CRT technology and therefore we believe they are not a practical substitute to CRT technology for much of the global consumer monitor market.

Many producers compete in the market for precision photo-etched and electroformed metal parts that are produced by Micro-Technology Operations, including some that also manufacture aperture masks.  There is no clear market share leader in this fragmented industry.  We compete principally on the basis of price, product quality and product availability.   We also attempt to build preferred supplier and research and development arrangements with customers to best meet their current and new product requirements.  In order to pursue new products and technology while maintaining competitive on existing products, we engage in ongoing cost reduction measures, including the development of automated processes.

Backlog.  As of December 31, 2001, the firm backlog of Buckbee-Mears sales orders was $14.9 million, compared with $19.7 million as of December 31, 2000.  We expect that all of the December 31, 2001 backlog orders will be filled within the current fiscal year.

Employees.  As of March 18, 2002, Buckbee-Mears had approximately 1,237 employees in the United States and Europe.  The majority of U.S. employees are not represented by labor unions. In compliance with local laws, production employees in Europe are represented by labor unions.  Labor relations generally are considered to be good and there have been no significant labor disputes in the past ten years.

Optical Products

Products and Marketing.   Optical Products, operating under the Vision-Ease trade name, designs, manufactures and distributes a full line of eyeglass lenses.  The group is headquartered in Brooklyn Park, Minnesota and operates production facilities in Azusa, California; Ramsey, Minnesota; and Jakarta, Indonesia. Vision-Ease also has polycarbonate laboratory operations in the U.S. and Europe and five distribution centers in the U.S., Canada and England. Optical Products announced early in 2002 a significant consolidation of operations, including the closure during the year of our manufacturing facility in Azusa and the consolidation of its headquarters with BMC's corporate office space in Minneapolis.  The process of transferring polycarbonate lens production from the Azusa facility to our facilities in Ramsey and Jakarta is underway.

Vision-Ease manufactures lenses in two principal materials, polycarbonate and glass, and sources hard-resin plastic lenses.  Within each of these lens materials, we offer single-vision lenses, which have a constant corrective power at all points; multi-focal lenses, which have two or more distinct areas of different corrective power; progressive lenses, which are a type of multi-focal lens with a continuous gradient of different corrective power without the line or "jump" generally associated with other multi-focal lenses; and prescription and non-prescription lenses that are used primarily for sunwear.  We also produce lenses with value-added features such as anti-reflective and scratch-resistant coatings to meet increasing demand for value-added products.

We sell semi-finished lenses to wholesale optical laboratories or retail outlets with on-site laboratories, which then finish the lens by grinding and polishing the inside surface of the lens according to the prescription provided by the optometrist or ophthalmologist.  After processing, the lens is edged and inserted into a frame by either the wholesale laboratory or a retail optical dispenser.  We sell finished single-vision lenses to wholesale laboratories and retail outlets. These finished lenses are ready to be edged and inserted into frames without laboratory surfacing. We also sell semi-finished and finished lenses to OEM customers.  We sell prescription and non-prescription polarizing lenses to manufacturers of sunglasses as well as our wholesale and retail customer base.  Vision-Ease generally sells its products to wholesale laboratories through independent sales representatives and to retail outlets through an in-house sales staff.

Vision-Ease has pursued a core strategy of converting domestic and international ophthalmic markets to polycarbonate and is a technological leader in the design and manufacture of polycarbonate lenses.   Although domestic polycarbonate lens sales contracted slightly in 2001, sales during 2001 in Europe grew by double digits and it continues to be the world's fastest growing lens material, with sales growth in North America of approximately 15% annually for the prior 15 years.

In early 2000, the Optical Products group established a lens laboratory network in Europe to pursue growth of polycarbonate in that market. This network is made up of administration/customer service in Mullheim, Germany and a processing facility in Brou, France.  The Brou laboratory specializes in grinding, edging and applying anti-reflective coatings to polycarbonate lenses for sale in the European market.  Over the course of 2000 and 2001, we qualified our polycarbonate products and laboratory processing capabilities with a broad cross-section of retailers in Europe.  We began similar efforts in the U.S. during 2001 through the establishment of operations to process and distribute polycarbonate lenses at the laboratory level.

We continue to experience diminishing sales of lenses made from glass as the lens market continues to move toward polycarbonate and hard-resin plastic lenses.  We produce semi-finished glass multi-focal and finished and semi-finished single-vision glass lenses at our Jakarta facility.  In 2001, we transferred the production of specialty glass lens products from our former St. Cloud, Minnesota production facility to the Jakarta facility.   We complete our product offerings through sourcing of hard-resin plastic lenses from a low cost manufacturer in Southeast Asia. This sourcing arrangement allows Vision-Ease to focus manufacturing capabilities on higher-margin products while offering a complete line of lens products at cost competitive prices.

In January 2002, Optical Products completed the sale of its Optifacts division to Essilor of American, Inc. of Dallas, Texas.  Optifacts is a developer and distributor of software used in the ophthalmic lens industry, including lab management software used by a number of retail and wholesale optical laboratories.  In connection with the sale of Optifacts, Vision-Ease retained rights to license Optifacts software for laboratory operations and other internal purposes.  We used the proceeds of the Optifacts sale to repay debt.

Intellectual Property.  Vision-Ease holds several patents protecting certain products and manufacturing processes.  These patents have expiration dates ranging from 2002 to 2019.  Vision-Ease has built a strong patent position in certain product categories, including polycarbonate polarizing and photochromic lenses and production processes. We believe the loss of any single patent would not have a material adverse effect on our business as a whole.  We believe that improvement of existing products and processes, the development of new lens products and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining our competitive position.  At the same time, we continue to seek patent protection for our products and processes on a selective basis.  There can be no assurance, however, that any issued patents will provide substantial protection or commercial value.  We require our consultants and employees to agree in writing to maintain the confidentiality of our information and, within certain limits, to assign to us any inventions, and any patent or other intellectual property rights, relating to our business.  We own several trademarks, including SunRx®, Tegra®, Diamonex®, Vivid™, Outlook™, Continua™ and SunSport®.  As part of our marketing strategy to build sales of branded products, we have increased our use of trademarks during the past few years.  Although there are no assurances as to the strength or scope of our trademarks, we believe that these trademarks have been and will be useful in developing and protecting market recognition for our products.  In addition, we have an Intellectual Property program that enhances our ability to identify and protect intellectual property from the development stage through the life of our products and processes.

The Optical Products group dedicates the significant portion of its process and product research and development resources in polycarbonate lens and higher margin, value-added product development.  These investments resulted in the achievement of a significant milestone in December 2001 with the issuance of U.S. Patent No. 6,328,446 covering technology inclusive of our proprietary polarizing product as well as our proprietary photochromic polycarbonate lenses, which are scheduled for availability in the third quarter of 2002.  This patent covers technological advances in the design and manufacture of premium polycarbonate sunwear.  This patent adds to a growing intellectual property portfolio and represents our commitment to leading the industry in the development of premium polycarbonate products and related film technologies.  We intend to continue making significant investments in product and process design and development for all lens materials as well as leverage our core technologies to diversify into new and non-optical products.

Competition.  The ophthalmic lens industry is highly competitive.  We compete principally on the basis of product offerings, pricing, product quality and customer service.  Vision-Ease is the third largest ophthalmic lens manufacturer and distributor in North America, with a substantially smaller share of the global lens market.  Our largest competitors are Essilor International and Sola International Inc., who have a combined share of approximately 70% of the ophthalmic lens sales in North America and 50% of the world-wide lens market.  Many of our competitors, particularly Essilor and Sola, have greater financial resources than Vision-Ease with which to fund research, development and capital expenditures.  These competitors also own and operate a substantial number of domestic vertically integrated wholesale laboratories.

In addition to direct competition with other manufacturers of eyeglass lenses, we compete indirectly with manufacturers of contact lenses and providers of medical procedures for the correction of visual impairment.  Contact lenses are not, however, perfect substitutes for lenses because of the difficulty of developing progressive or bifocal contact lenses for presbyopia.  In addition, contact lens wearers also tend to own eyeglasses or sunwear.  A number of companies have developed, or are developing, surgical equipment or implants used to correct refractive error, including myopia, hyperopia and astigmatism.  These procedures are ineffective at correcting presbyopia, which affects the vast majority of people above the age of 45, and is a major cause of demand for Vision-Ease's progressive and other multi-focal lenses.  There can be no assurance, however, that current medical procedures, or ones developed in the future, will not materially impact demand for our lenses.

Raw Materials.  Vision-Ease procures raw materials from multiple suppliers.  There are multiple domestic and foreign sources of polycarbonate resin. We obtain hard-resin plastic lenses from a single source in Southeast Asia.    In addition, we source film used in the production of polarizing lenses from a single source in Japan.  The importation of raw materials and products into and out of foreign territories is subject to certain trade restrictions imposed by foreign and United States trade regulations that could result in the disruption of supply.  Although we do not anticipate any disruption to our supply of raw materials or lenses produced or sourced outside the U.S., the inability to obtain these supplies could have a material adverse effect on Vision-Ease's results of operations.

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

Employees.  As of March 18, 2002, Vision-Ease had approximately 1,637 employees in the United States, Europe and Indonesia.  None of the employees in the United States are represented by labor unions.  In compliance with local laws, production employees in Europe and Indonesia are represented by labor unions.  Labor relations are considered to be good at all operations and there have been no significant labor disputes in this group's history of operations.

Environmental

As part of our manufacturing processes in both Buckbee-Mears and Optical Products, we use hazardous chemical substances that must be handled in accordance with federal, state, local and foreign environmental and safety laws and regulations.  These processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations.  The wastewater is treated using on-site wastewater treatment systems.  We employ systems for either disposing of wastes in accordance with applicable laws or regulations or recycling the chemicals we use through the manufacturing process.  Environmental and other government agencies monitor the wastes and the wastewater treatment systems to ensure compliance with applicable standards.  Although we attempt to operate within all applicable laws and follow sound environmental procedures, environmental regulations place responsibility for waste on the generator even after proper disposal.   There can be no assurance, therefore, that we will not incur future liability for waste disposal despite our best efforts.  As of March 18, 2002, we were involved in a total of eight (8) environmental investigations and/or remedial actions in which final settlement had not been reached, of which one (1) relates to a discontinued operation, five (5) relate to Buckbee-Mears operations and two (2) relate to Optical Products operations.

To the extent possible with the amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to these investigations/remedial actions, have recorded accruals for our estimated liability in accordance with generally accepted accounting principles, and are of the opinion that our liability with respect to these matters should not have a material adverse effect on our financial position or the results of our operations.  In arriving at this conclusion, we have considered, among other things, historical costs to address these matters; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs, if known; existing technology; and currently applicable laws and regulations.  A portion of the costs and related liability for certain matters has been or will be covered by insurance or third parties.

We estimate that Buckbee-Mears incurred approximately $5.3 million in 2001 and $5.4 million in 2000 on expenditures, including capital expenditures, related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We anticipate that Buckbee-Mears will spend approximately $5.2 million in 2002 and $1.0 million in 2003 on capital expenditures for environmental control facilities and response costs.  Vision-Ease incurred approximately $0.2 million in 2001 and $0.1 million in 2000 on expenditures, including capital expenditures, related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We estimate that Vision-Ease will make approximately $0.1 million in capital expenditures for environmental control facilities during each of 2002 and 2003.

(d)        Financial Information About Geographic Areas.

Financial information about our operations in different geographic areas for the three most recent fiscal years appears on page 43.

(e)        Risk Factors

Restructuring.  BMC suffered a financial loss in 2001 and, partly in response, is exiting the computer monitor mask business, consolidating its manufacturing facilities and reducing its number of employees and other costs significantly, leading to restructuring related charges to earnings of $6.0 million in 2001. We expect additional charges of $2.0 to $3.0 million relating to closure of the Azusa facility in the first quarter of 2002. It is possible that additional cost-reduction or other restructuring related measures will be needed that could require additional charges to future earnings.

Adoption of SFAS No. 142.  In assessing the recoverability of BMC's goodwill and other intangible assets, we are required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, BMC may be required to record impairment charges for these assets not previously recorded.  Effective January 1, 2002, BMC will adopt Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and on a periodic basis thereafter.  BMC did not record any impairment losses related to goodwill and other intangible assets during the year-ended December 31, 2001.  Based on preliminary analysis, however, we anticipate that Optical Products will incur a goodwill impairment write-off between $35 million and $50 million on implementation of SFAS No. 142.  Further charges may be necessary in the future.

Pricing and Margins.  Many market and economic factors, as well as internal operating performance, have adversely affected, and could continue to affect, our financial performance and projected future results. Since each of our operations supply components to manufacturers of end products, imbalances in supplies and demand at all levels of product distribution could have, and in some instances have had, a significant impact on our pricing and margins.  Capacity expansions by aperture mask manufacturers helped create this type of imbalance in the mask market a few years ago, which resulted in pricing pressures that continue to impact pricing.  In addition, margins are affected by the need to develop new technology. Our ability to meet the market demand for new products in a timely fashion requires the investment of resources, which, coupled with pricing pressures, decrease our margins. To offset these pressures and costs, we have implemented several cost reduction measures and are pursuing sales of higher margin products and have taken major steps to reduce our fixed and variable costs in all of our operations, including the transfer of additional lens manufacturing to our Jakarta facility and yield improvement initiatives.  These efforts may not be enough to improve revenues, operating performance or margins.

Reliance on key customers.  Both Optical Products and Mask Operations rely on sales to key customers for a large share of sales.  The loss of any of these customers could have a material adverse effect on our results of operations.  Although we strive to differentiate our products and services from those of the competition, we may lose customers due to vertical integration of these customers into competitors.

Competition/New Product Development and Introduction.  Each of our operations faces competition from other companies in the same technology as well as competition with alternative technologies.  As a result, we invest significantly in new product development.  Vision-Ease has invested substantial resources toward new lens offerings, particularly in polycarbonate.  These efforts have resulted in many new products that have experienced success to date, including our Tegra® high-performance polycarbonate product line, Outlook™ progressive lenses, and polarizing sunwear. Buckbee-Mears continues its efforts to develop new high-volume product opportunities.  In addition, Buckbee-Mears will continue to dedicate resources towards development of HDTV and multimedia masks.  We must develop these and other new products and technologies at competitive prices and quality in order to compete in each of the markets we serve.  There are no assurances, however, that we will succeed in these efforts, that competitors will not develop better quality and less expensive products, that we will develop or introduce new products within our anticipated time schedule or that alternative technologies, such as laser eye surgery, will not replace our products.

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

Sources of Supply.  The primary raw material used to produce a mask is steel.  The primary raw materials used to manufacture optical products are polycarbonate resin, glass blanks and plastic resins. Significant changes in the markets for these materials, including pricing and availability, could have a material adverse impact on our financial results.   In addition, since Optical Products obtains the majority of its hard-resin plastic lenses from a foreign supply arrangement and its glass and a portion of its polycarbonate lenses from its Jakarta operations, factors affecting these suppliers' ability to meet our demand for these products could have a material adverse impact on our results of operation.

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

International Markets.  Buckbee-Mears has a manufacturing facility located in Mullheim, Germany and an aperture mask inspection facility in Tatabanya, Hungary. Vision-Ease has optical lens laboratory operations in Europe, a supply arrangement with hard-resin plastic lens manufacturer in Southeast Asia, and a joint venture in Indonesia for glass and polycarbonate lens manufacturing.  In addition, we have many international customers and are dedicating significant resources to increase business with international customers at all of our operations.  Our international operations and sales could be adversely affected by governmental regulations, political instability, economic changes or instability and competitive conditions in other countries in which, and with which, we conduct business.  Economic difficulty has been experienced in Asia during the recent past and globally during the past year, which serves as an example of international conditions that can adversely affect financial performance.  Future downturns in the global economy or in certain areas of the world could affect our operations without advance warning.  Further, there are no assurances that our efforts to grow our business, such as penetration of polycarbonate lens sales in Europe through laboratory operations, will be successful.

Item 2.  Properties

The following table sets forth certain information regarding our principal production facilities:

Location	Principal Use	Approximate Square Feet of Space
Owned:
Mullheim, Germany	Buckbee-Mears - Manufacturing of aperture masks and precision photo-etched metal and electroformed products	170,000
Cortland, NY	Buckbee-Mears - Manufacturing of aperture masks and precision photo-etched metal and electroformed products	363,000
Tatabanya, Hungary	Buckbee-Mears - Inspection of aperture masks	45,000
Ramsey, MN	Optical Products - Manufacturing of polycarbonate lenses, centralized distribution and research and development	150,000
Jakarta, Indonesia	Optical Products - Manufacturing of glass and polycarbonate lenses	66,000
Leased:
St. Paul, MN	Buckbee-Mears - Manufacturing of precision photo-etched metal and electroformed parts	118,405
Azusa, CA	Optical Products - Manufacturing of polycarbonate lenses and distribution	120,000

We lease approximately 14,000 square feet in suburban Minneapolis, Minnesota for our corporate headquarters.  We also lease approximately 10,939 square feet in Brooklyn Park, Minnesota for our Vision-Ease headquarters; however, we will vacate that location in 2002 and consolidate personnel at BMC's headquarters in Minneapolis.  We lease approximately 82,000 square feet for customer service, administration and distribution in St. Cloud, Minnesota pursuant to a lease that expires in 2005.  Our plant lease in St. Paul expires in February 2004.   Vision-Ease has the option to purchase the Azusa facility for $1.00 at anytime.  We anticipate that Vision-Ease will exercise this option and sell the Azusa property in connection with the facility closure and transfer of operations to Ramsey and Jakarta.  We believe our existing facilities are sufficient to meet our current and foreseeable production and other needs.

In addition to the properties listed above, we operate other smaller domestic and international warehouse, distribution, laboratory and administrative offices. For additional information concerning our leased properties, see Note 8 to Notes to Consolidated Financial Statements on page 34.

Item 3.  Legal Proceedings

With regard to certain environmental and other legal matters, see Item 1(c) "Narrative Description of Business - "Buckbee-Mears - Environmental" and "Optical Products - Environmental" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 4A.  Executive Officers of the Registrant

The names and ages of our executive officers, all of whose terms expire in May 2002, the year first elected or appointed as an executive officer and the offices held as of March 18, 2002 are listed below:

Name (Age)	Date First Elected or Appointed as an Executive Officer	Title
Paul B. Burke (46)	August 1985	Chairman of the Board and Chief Executive Officer
Bradley D. Carlson (37)	September 1999	Treasurer
Jon A. Dobson (35)	December 1997	Vice President, General Counsel and Secretary
Curtis E. Petersen (49)	December 2001	Senior Vice President and Chief Financial Officer

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

Mr. Carlson joined BMC in September 1999 as Treasurer.  From July 1992 to September 1999, Mr. Carlson held various positions with Northwest Airlines, Inc., a commercial air travel carrier, most recently as Director of Corporate Finance.  Mr. Carlson served as an Associate with Kidder Peabody, Inc., an investment banking firm, in 1991 and as a Corporate Finance Analyst with Dain Rauscher Incorporated, an investment banking firm, from December 1987 to June 1990.

Mr. Dobson joined BMC in April 1995 as Director of Legal Services.  In December 1997, he was appointed General Counsel and Secretary.  In November 1999, Mr. Dobson was appointed Vice President of Human Resources, General Counsel and Secretary.  In November 2001, he was appointed Vice President, General Counsel and Secretary.  Prior to joining BMC, Mr. Dobson was an associate with Lindquist & Vennum PLLP, a Minneapolis law firm, practicing exclusively in corporate and securities law.

Mr. Petersen joined BMC in August 2001 as Executive Vice President, Finance and Administration, of the Optical Products group.  In December 2001, he was appointed Senior Vice President and Chief Financial Officer of BMC.  Prior to joining BMC, Mr. Petersen served as Senior Vice President and Chief Financial Officer of Rivertown Trading Company, a retail catalog producer, and later of Target.Direct.Inc., an internet-based retailer, from September 1996 to March 2001.  Prior to that, he served in numerous executive positions in finance, accounting and operations with Rosemount, Inc., a division of Emerson Electric Company, a process instrumentation manufacturer, and Diversified Energies, Inc., a holding company with interests in natural gas, prior to its merger into Arkla, Inc.

Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

BMC's common stock is traded on the New York Stock Exchange under the ticker symbol "BMM".  The table below sets forth the high and low reported sales prices of BMC stock by quarter for the years 2001 and 2000.  At March 18, 2002, there were approximately 1,100 stockholders of record.

		Price
	Dividends Per Share	High	Low
2000
First Quarter	$.0150	$6.19	$4.56
Second Quarter	.0150	6.00	3.69
Third Quarter	.0150	6.88	4.19
Fourth Quarter	.0150	7.00	4.63
2001
First Quarter	$.0150	$5.85	$5.00
Second Quarter	.0150	6.28	4.40
Third Quarter	.0150	5.25	2.00
Fourth Quarter	.0025	3.05	1.69

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition and are subject to certain restrictions in our revolving domestic credit facility.

Item 6.  Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

HISTORICAL FINANCIAL SUMMARY

(in thousands, except per share amounts, percentages and ratios)

Years Ended December 31

	2001	2000	1999	1998	1997
Summary of Operations

Revenues	$302,296	$354,485	$353,854	$335,138	$312,538
Cost of products sold	276,999	300,795	305,592	297,995	244,468
Gross margin	25,297	53,690	48,262	37,143	68,070
Selling and administrative expenses	21,948	22,552	23,352	20,675	16,012
Non-recurring charges	6,218	--	--	--	--
Impairment of long-lived assets	--	--	--	42,800	--
Acquired in-process research and development	--	--	--	9,500	--
Earnings (loss) before interest, other income and income taxes	(2,869)	31,138	24,910	(35,832)	52,058
Interest expense, net	(11,244)	(12,833)	(13,099)	(13,374)	(1,065)
Other income	883	2,838	1,036	522	209
Earnings (loss) before income taxes	(13,230)	21,143	12,847	(48,684)	51,202
Income tax expense (benefit)	9,370	6,243	5,023	(18,049)	15,481
Net earnings (loss)	$(22,600)	$14,900	$7,824	$(30,635)	$35,721
Earnings (Loss) Per Share

Basic	$(0.83)	$0.54	$0.29	$(1.13)	$1.30
Diluted	(0.83)	0.54	0.28	(1.13)	1.25
Number of shares included in per share computation

Basic	27,205	27,396	27,299	27,014	27,583
Diluted	27,205	27,623	27,710	27,014	28,530
Cash Flow

Cash dividends declared per share	$0.0475	$0.06	$0.06	$0.06	$0.06
Depreciation and amortization expense	23,807	23,990	23,280	21,014	13,349
Net cash provided by operating activities	17,256	36,637	33,485	26,948	14,667
Capital expenditures	14,134	11,929	13,157	21,427	75,110
Financial Position

Working capital	$70,253	$95,322	$88,833	$94,971	$74,914
Property, plant and equipment, net	131,541	139,499	151,238	162,594	182,382
Total assets	331,746	373,804	383,553	399,465	319,407
Total debt	142,168	145,016	168,262	189,195	74,565
Stockholders' equity	116,511	146,798	136,422	133,257	178,752
Statistics and Ratios

Current ratio	2.3	2.5	2.5	2.7	2.6
Total debt to equity ratio	1.2	1.0	1.2	1.4	0.4
Earnings (loss) before interest, other income and income taxes, as a percentage of revenues	(0.9)%	8.8%	7.0%	(10.7)%	16.7%
Return on average equity	(17.2)%	10.5%	5.8%	(19.6)%	22.1%
Book value per share	$4.33	$5.36	$4.98	$4.90	$6.43

Selected Quarterly Data
(Unaudited, in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2001
Revenues	$85,760	$78,720	$73,339	$64,477	$302,296
Gross margin	11,456	11,957	2,553	(669)	25,297
Net earnings (loss)	2,046	(7,451)	(4,146)	(13,049)	(22,600)
Earnings (loss) per share
Basic	0.07	(0.27)	(0.15)	(0.48)	(0.83)
Diluted	0.07	(0.27)	(0.15)	(0.48)	(0.83)
Number of shares included in computation:
Basic	27,398	27,393	27,101	26,933	27,205
Diluted	27,633	27,393	27,101	26,933	27,205

2000
Revenues	$88,751	$94,237	$90,179	$81,318	$354,485
Gross margin	12,064	15,891	12,649	13,086	53,690
Net earnings (loss)	2,301	5,475	2,737	4,387	14,900
Earnings (loss) per share
Basic	0.08	0.20	0.10	0.16	0.54
Diluted	0.08	0.20	0.10	0.16	0.54
Number of shares included in computation:
Basic	27,384	27,401	27,399	27,400	27,396
Diluted	27,599	27,582	27,645	27,669	27,623

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere in this report.

Summary

BMC Industries, Inc. has two business segments; Buckbee-Mears, made up of Mask Operations and Micro-Technology Operations, and Optical Products (operating under the Vision-Ease trade name).  Buckbee-Mears is a leading manufacturer of high-volume precision products for the entertainment, optical, high-tech, medical, defense and aerospace industries.  Optical Products is a leading producer of polycarbonate, glass and plastic eyewear lenses.

Net revenues of $302.3 million for 2001 represent a decrease of 15% from the $354.5 million in 2000.  The decline in revenue during 2001 was attributable to decreases in both divisions.  Buckbee-Mears group sales decreased 20% in 2001 due to a contracted market environment for computer monitors and for television sets, exacerbated by continued excess inventory in the picture tube supply chain.  Optical Products revenues were impacted by capacity constraints in the beginning of the year, which affect revenue generation, and a noticeable decline in sales following the events of September 11, 2001.

Net loss and diluted loss per share for 2001 were ($22.6) million and ($0.83), respectively, compared to net earnings and diluted earnings per share of $14.9 million and $0.54, respectively, for 2000.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses BMC's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and adjustments, including those related to merchandise returns, bad debts, inventories, intangible assets, income taxes, restructuring costs, retirement benefits, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

The Company reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

Goodwill and Intangible Impairment

In assessing the recoverability of the Company's goodwill and other intangible assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and on a periodic basis thereafter.  During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets.

Based on preliminary analysis, the Company anticipates that its Optical Products segment will incur a goodwill impairment write-off between $35 million and $50 million on implementation of SFAS No. 142.  This write-off will be reflected as a cumulative effect of a change in accounting principle in the Company's statement of operations.  Additional discussion is included in this Management Discussion and Analysis on page 22.

Income Taxes

In determining the carrying value of the Company's net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets.  If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances or reduction of existing allowances quarterly.  During the year ended December 31, 2001, the Company recorded $14.5 million of valuation allowances related to its net deferred tax assets.

 Restructuring Initiatives

Beginning in the fourth quarter 2001 and continuing into first half of 2002, the Company has been executing significant restructuring initiatives in both the Buckbee-Mears and Optical Products business groups.

The Buckbee-Mears group's Mask Operations will exit the computer monitor segment of the aperture mask business and Micro-Technology Operations will be completely restructured by selling or consolidating into its other facilities all operations currently located in St. Paul, Minnesota, by reorganization of employees devoted to new sales initiatives and by rationalization of product offerings.  These actions have resulted, and will result, in staffing reductions at all three of the group's manufacturing sites, including Cortland, New York, Mullheim, Germany and St. Paul.

The Optical Products group will discontinue certain Vision-Ease product development activities, discontinue or phase-out certain Vision-Ease product categories and close its production facility in Azusa, California resulting in a consolidation of the Optical Products group's operations into two facilities.  Additional polycarbonate lens manufacturing capacity will be transferred to the Jakarta, Indonesia plant and polarized lens manufacturing will be consolidated in the Ramsey, Minnesota facility.  In first quarter 2002, the Company expects to record additional restructuring expenses of approximately $2.0 to $3.0 million related to the closure of the Azusa facility.

Results of Operations

The following discussion and analysis examines the operating results of the Company's two business segments.  As used herein, "operating profit" refers to operating profit before non-recurring charges, administrative expense and interest, as shown in Note 12 to the Consolidated Financial Statements - Segment Information.

Revenues and Operating Profit

Buckbee-Mears

Comparison of 2001 and 2000.  Buckbee-Mears group revenues were $170.9 million for 2001, a decrease of  $44.0 million or 20% from 2000.  Sales of entertainment masks decreased 15% from sales in 2000 and computer monitor mask sales decreased 30% compared to 2000.  Sales of entertainment masks were impacted by a decline in demand beginning in the first half of the year, especially in the NAFTA market, as well as price reductions during the last part of 2001.  Sales of monitor masks were negatively impacted by year-over-year price reductions and contraction in demand for computer products.  Micro-Technology Operations revenue declined 34% from 2000 as the Company's customers reacted to slow demand in the semiconductor, automotive and telecommunications segments.

Buckbee-Mears group revenues for 2002 are expected to decrease approximately $25 to $35 million as a result of exiting the computer segment of the aperture mask business.

Operating profit for Buckbee-Mears was $5.1 million for 2001, before non-recurring charges of $5.0 million, a decrease of $20.0 million from 2000.  The operating margin was 3% of revenues for 2001 compared to 12% for 2000.  The decrease in operating profit is primarily due to reduced demand for television products, which accelerated in the second quarter of the year. Pricing pressures in both the computer mask and television mask markets and under-absorption of costs also had negative impacts on operating profits and margins.  The Company began taking action in the second quarter of 2001 to reduce costs, first by bringing down one line in Cortland, N.Y. during second quarter and then by extending the annual third quarter plant shutdown by a few weeks.  Operating profit was also impacted by costs incurred as a result of restructuring initiatives commencing in the fourth quarter.  Inventory write-offs of $2.6 million and other asset write-downs of $1.4 million were recorded as a result of the decision to exit the computer monitor mask business and to sell or consolidate into other facilities operations currently located in St. Paul, Minnesota.  The effect of foreign currency translation had a nominal impact on the group's operating profit.

Comparison of 2000 and 1999.  Buckbee-Mears group revenues were $214.9 million for 2000, a decrease of  $3.0 million or 1% from 1999.  Excluding the impact of foreign currency translation, revenues would have increased 3% over 1999.  Sales of large (24-29 inches) and jumbo (30 inches and larger) entertainment masks were up 11% and 10%, respectively, over 1999 levels as a result of increased demand, particularly in Europe, for flat and widescreen (16:9 format) televisions.  In addition to the shift to larger sizes, the group experienced a favorable sales mix shift with invar (nickel alloy) entertainment mask sales up 25% and standard AK steel entertainment mask sales down 6%.  Computer monitor mask sales decreased 10% compared to 1999, largely offsetting the higher entertainment mask sales.  Sales of monitor masks were negatively impacted by year-over-year price reductions and the Company's decision to utilize monitor mask production capacity for HDTV and other higher-margin entertainment products, thus displacing monitor volumes.  Micro-Technology Operations revenue declined 22% from 1999 as the Company has continued to redirect the efforts of this group toward new, strategic markets.

Operating profit for Buckbee-Mears was $25.1 million for 2000, an increase of $1.2 million from 1999.  The operating margin was 12% of revenues for 2000 compared to 11% for 1999.  The increase in operating profit is primarily due to product cost reductions derived from yield improvements and automated inspection equipment installed in 2000, and the favorable sales mix shift to larger sized and invar steel entertainment masks.  In addition, Mask Operations restarted an idle entertainment mask line at the Company's Cortland, New York facility at the end of the year which provided some additional absorption of the group's fixed overhead.  Partially offsetting these favorable variances were continued pricing pressures in the mask business, particularly for monitor masks, and lower profits from Micro-Technology Operations.  The group continued to invest in 2000 in the engineering, and sales and marketing infrastructure needed to drive future growth in new Micro-Technology products and market segments.  The effect of foreign currency translation had a nominal impact on the group's operating profit.

Optical Products

Comparison of 2001 and 2000.  Optical Products group revenues were $131.4 million in 2001, a decrease of $8.2 million or 6% from 2000.  The decrease was due to soft retail demand and capacity constraints in premium product categories in the first part of the year and declines in sales in the last part of the year following the events of September 11, 2001.  Sales of high end products decreased 5% from 2000.  Much of the decrease was attributable to declines in sales of mainline polycarbonate lenses, SunSport® non-ophthalmic lenses and Tegra®-coated polycarbonate lenses.  Strong sales in the SunRx® premium polarized lenses (increasing 15% over 2000) offset some of the sales reductions in other product lines.  Sales of glass lenses continue to decline year over year.

Operating profit of Optical Products was $3.3 million for 2001, excluding non-recurring charges of $1.2 million, a decrease of $8.1 million or 71% from 2000.  The decrease in margin was due in part to reductions in sales of higher margin premium products and higher production costs related to under absorbed fixed costs.  Operating profit was also impacted by costs incurred as a result of restructuring initiatives commencing in the fourth quarter of 2001.  Inventory write-offs of $1.0 million and other asset write-downs of $1.0 million were recorded for discounted or phased-out product categories.

The Company is currently in the process of closing the Azusa California polycarbonate operation and moving that manufacturing capacity to Ramsey, Minnesota and Jakarta, Indonesia.  As discussed earlier, restructuring charges of approximately $2.0 to 3.0 million will be recorded in first quarter 2002.  Fixed overhead costs and product costs should be reduced as the result of these moves.

Comparison of 2000 and 1999.  The Optical Products group sales were $139.6 million for 2000, an increase of $3.6 million or 3% from 1999.  The increase was due to a 20% increase in sales of high-end, value-added products (which the Company defines as polycarbonate, progressive and polarizing sun lenses).  Sales of high-end products accounted for 63% of total Optical Products group revenue in 2000 compared to 55% in 1999.  Sales of Tegra® coated polycarbonate lenses and Outlook™ progressive polycarbonate lenses in 2000 grew 176% over 1999.  Sales of the Company's polarized polycarbonate sun lenses also grew significantly in 2000 with SunRx® (prescription) and SunSport® (non-prescription or plano) revenues in 2000 increasing 66% and 64%, respectively, over sales in 1999.

Partially offsetting the increases reported for high-end products were declines in glass and plastic lens sales.  Sales of plastic product decreased 18% and glass sales decreased 17%, due primarily to overall market dynamics in these product categories and difficulties the Company experienced in obtaining plastic lenses from its OEM supplier.

Operating profit of Optical Products was $11.4 million for 2000, an increase of $5.7 million or 99% from 1999.  Operating margin was 8% of net sales for 2000 compared to 4% in 1999.  The operating margin increase in 2000 was primarily due to the favorable sales mix shift to high-end, value-added products experienced in 2000.  In addition, 1999 results were negatively impacted by poor product cost performance and product line integration costs.

Selling Expenses

Selling expenses were $16.9 million, $17.2 million and $18.7 million or 5.6%, 4.8% and 5.3% of revenues for 2001, 2000 and 1999, respectively. The decrease in 2001 is due primarily to lower expenses in the Buckbee-Mears segment as a result of cost reduction efforts, including personnel reductions, initiated mid-year when sales demand began to decline.  Optical Products group selling expenses were even with 2000.  The increase in selling expense as a percentage of sales was primarily due to the decrease in sales compared to prior years.

Administrative Expenses

Administrative expenses were $5.0 million, $5.4 million and $4.7 million or 1.7%, 1.5% and 1.3% of revenues for 2001, 2000 and 1999, respectively.  The decrease in administrative expenses in 2001 is due primarily to performance-based employee incentive benefits incurred in 2000 tied to the Company's earnings, which were not paid in 2001.  In addition to the incentive benefits, expenses for 2000 were higher than 1999 due to expenses related to filled positions in 2000, which were open in 1999.  The increase in expenses as a percentage of sales in 2001 is primarily due to the decrease in sales.

Interest Expense (Income)

Interest expense was $11.8 million, $13.1 million and $13.4 million for 2001, 2000 and 1999, respectively.  Interest income was $0.5 million, $0.3 million and $0.3 million for 2001, 2000 and 1999, respectively.  Interest expense in 2001 was lower than 2000 due to lower overall debt levels throughout the year and lower interest rates in 2001.  Interest expense in 2000 was down slightly from 1999 due to lower debt levels, partially offset by higher interest rates in the second half of the year.

Income Taxes

The Company's effective tax rate, exclusive of deferred tax asset valuation reserve adjustments, was 39%, 30% and 39% in 2001, 2000 and 1999, respectively.  The 2001 tax rate was higher than the 2000 rate due to the Company's domestic and foreign earnings mix.  The 2000 tax rate was lower than the 1999 rate due to the Company's domestic and foreign earnings mix, ongoing tax initiatives and a statutory rate reduction in Germany.

Realization of the Company's net deferred tax asset is dependent on future taxable income.  During 2001, the Company established a deferred tax asset valuation reserve of $14.5 million, the effect of which increased income tax expense.  The need for the valuation reserve was driven by projections for future U.S. taxable income, which impacts the potential for realizing the benefits of the Company's carryovers.  The statutory time period for using the carryovers on its income tax returns extends beyond the period the Company used to assess impairment for accounting purposes.  If, at some time in the future, it is determined that all or a portion of the existing carryovers may be realized, the valuation reserve will be reduced accordingly.

Seasonality

The Company's earnings have been generally lower in the first and third quarters due to maintenance shutdowns at the Company's mask production facilities during those periods.  Also, the seasonality of end products in several markets (televisions, computer monitors and ophthalmic lenses) affects the Company's annual earnings pattern.

Dividends

In 2001, the Company continued payment of cash dividends to shareholders.  Cash dividends of one and one-half cents per share were declared in first, second and third quarter of 2001 and one-quarter cent per share in fourth quarter 2001.  The Company currently expects to continue dividend payments in 2002.

Environmental

The Company's operations are subject to federal, state, local and foreign environmental laws and regulations.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), the Company has been designated as a potentially responsible party (PRP) by the United States Environmental Protection Agency with respect to certain waste sites at which the Company may have had direct or indirect involvement.  Similar designations have been made by some state environmental agencies under applicable state environmental laws.  Such designations are made regardless of the extent of the Company's involvement.  Such designations have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter.  These actions are in various stages of administrative or judicial proceedings.  They include demands for recovery of past governmental costs and/or for future investigative or remedial actions.  In many cases, the dollar amount of site costs or the Company's portion of site costs is not specified.  In most cases, however, the Company has been designated a de minimis party and claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company.  The Company is currently participating in eight environmental and/or remedial actions in which final settlement has not been reached.

To the extent possible, and with the amount of information available at this time, the Company has evaluated its responsibility for costs and related liability with respect to the above investigations and/or remedial actions, and has recorded reserves for such liability in accordance with generally accepted accounting principles.  It is the Company's opinion that the Company's liability with respect to these matters should not have a material adverse effect on the financial position or the results of operations of the Company.  In arriving at this conclusion, the Company has considered, among other things, the payments that have been made in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs, to the extent known; existing technology; and currently enacted laws and regulations.  A portion of the costs and related liability for these matters has been or will be covered by insurance or third parties.

Financial Position and Liquidity

Working capital was $70.3 million and the current ratio was 2.3 at December 31, 2001, compared to $95.3 million and a current ratio of 2.5 at December 31, 2000.  Accounts receivable balances decreased $10.6 million compared to 2000 due primarily to lower sales in both segments and factoring of foreign receivables at Buckbee-Mears at the end of the year.  Inventory levels were lower than 2000 despite lower sales due to extended shut downs in Buckbee-Mears' mask operations in third and fourth quarters and a two-week shut down of the Optical Products Azusa facility in December.  In addition, initiatives to manage steel purchases in the mask operations reduced the raw materials inventory balances.  Accounts payable and other liabilities decreased primarily due to lower raw materials purchases and lower incentive benefits accruals in 2001 compared to extended payment terms with certain vendors at Buckbee-Mears and a higher level of expense accruals at the end of 2000.

At December 31, 2001, the Company had $142.2 million in debt and the ratio of total debt to total equity was 1.2.  The $2.8 million reduction in debt was due to management of and reduction in the Company's working capital in 2001.  At December 31, 2000, the Company had $145.0 million in debt and the ratio of total debt to total equity was 1.0.   The $23.3 million reduction in debt during 2000 was due primarily to improved working capital utilization and cash generated from operations.

In 2001, the Company generated $17.3 million of cash flow from operating activities.  The cash generated from operating activities was used primarily for debt reduction totaling $2.8 million and property, plant and equipment additions totaling $14.1 million.  In 2000, the Company generated $36.6 million of cash flow from operating activities.  The cash generated from operating activities was used primarily for debt reduction totaling $23.3 million and property, plant and equipment additions totaling $11.9 million.  The Company generated $33.5 million of cash flow from operating activities in 1999, which was used primarily for debt reduction totaling $20.9 million and property, plant and equipment additions totaling $13.2 million.

Capital spending in 2002 is planned to be approximately $12.0 million.  It is currently anticipated that 2002 capital expenditures will be financed primarily with funds from operations.

During 2001, the Company amended its current revolving domestic credit agreement (the Agreement), which expires in 2003.  The Amendment to the Agreement provided for the conversion of certain previously outstanding revolving loans to term loans and permanently reduced the aggregate commitment under the Agreement from $220 million to $185 million.  This Agreement is secured by a pledge of certain shares of common stock of the Company's subsidiaries, an intercompany note from one of the Company's European holding companies, security interests in certain assets, including domestic receivables, inventories and machinery and equipment, as well as a mortgage on its real property located in Ramsey, Minnesota.  As of December 31, 2001, there was $141.0 million outstanding under this facility.  The Company's German subsidiary maintains short-term and long-term credit facilities with available credit of $16.5 million at December 31, 2001.  The Company believes that internally generated funds and unused financing sources will be adequate to meet the Company's financing requirements for 2002.  The Company was in compliance with all covenants under the Agreement at December 31, 2001.

Market Risk

Foreign Currency

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions.  The Company manufactures its products in the United States, Germany, Hungary and Indonesia and purchases products from Asian, as well as other foreign suppliers.  The Company sells its products in the United States and into various foreign markets.  The Company's sales are typically denominated in either the U.S. dollar or the German mark (DM/Euro).  Buckbee-Mears also has an indirect exposure to the Japanese yen and the Korean won because its most significant competitors are Japanese and Korean.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  In addition, sales of products overseas are affected by the value of the U.S. dollar relative to other currencies.  Long-term strengthening of the U.S. dollar may have an adverse effect on these sales and competitive conditions in the Company's markets and may limit the Company's ability to increase product pricing in times of adverse currency movements.

To manage the volatility relating to its direct exposures, the Company utilizes various derivative instruments, including foreign currency forward-exchange contracts and cross-currency swaps.  The cross-currency swaps are accounted for under mark-to-market accounting.  At December 31, 2001, the Company had no outstanding foreign currency forward-exchange contracts.

At December 31, 2000, the Company had approximately 19.8 million DM of outstanding foreign currency forward-exchange contracts to exchange U.S. dollars for German marks at a set exchange rate.  In addition, at December 31, 2000, the Company had approximately 15 billion rupiah of outstanding foreign currency forward-exchange contracts to exchange U.S. dollars for Indonesian rupiah at a set exchange rate.  At December 31, 2000, the Company's German subsidiary had approximately $5.9 million of outstanding foreign currency forward-exchange contracts to sell U.S. dollars for German marks at a set exchange rate.

In August 1999, the Company entered into a cross-currency swap that provided for the Company to swap a total of $10.0 million of notional debt for the equivalent amount of Japanese yen-denominated debt.  Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate for a floating Japanese yen-based interest rate.  Under mark-to-market accounting, the Company recorded as Other Income a foreign exchange gain of $0.6 million in 2000 and a loss of $1.2 million in 1999 for this swap agreement.  This swap agreement was closed out in May 2000.  The Company does not currently have any cross-currency swaps outstanding, but continually monitors its foreign currency position.

In January 1999, the Company entered into a cross-currency swap, which provided for the Company to swap a total of $10.0 million of notional debt for the equivalent amount of Japanese yen-denominated debt.  This swap agreement was closed out in May 1999.  The Company recorded as Other Income a foreign exchange gain of $0.5 million in 1999 related to this swap.

The Company experiences foreign currency gains and losses, which are reflected on the Company's Statements of Operations, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's foreign subsidiaries and the resulting effect on the valuation of inter-company and other accounts.  The net exchange gain or loss was not material in 2001 or 2000.  The Company anticipates that it will continue to incur exchange gains and losses from foreign operations in the future.

The Company's net investment in foreign subsidiaries with non-U.S. dollar functional currency was $26.1 million and $27.6 million at December 31, 2001 and 2000, respectively, translated into U.S. dollars at year-end exchange rates.  The potential loss in value resulting from a hypothetical 10% reduction in foreign currency exchange rates is $2.4 million and $2.5 million in 2001 and 2000, respectively.  The loss, if incurred, would be recorded as a charge to Accumulated Other Comprehensive Income (Loss).

During 2001 and 2000, the U.S. dollar strengthened against the DM.  A stronger dollar generally has a negative impact on overseas results because foreign currency-denominated earnings translate into less U.S. dollars; a weaker dollar generally has a positive translation effect.  However, a significant component of our overseas revenue is U.S. dollar based, somewhat mitigating this effect.  As a result, the effect of the change in exchange rates for 2001 and 2000 did not have a material impact on net earnings.

Interest

Substantially all of the Company's debt and associated interest expense is sensitive to changes in the level of interest rates.  To mitigate the impact of fluctuations in interest rates, the Company enters into interest rate swaps to hedge the exposure of a portion of its floating-rate debt.  The Company's primary interest rate exposure is U.S., and to a lesser extent DM/Euro and yen-based interest rates.

At various dates during 1999 and 2000, the Company entered into multiple interest rate swap agreements to provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At December 31, 2001, $50 million of these swaps remained outstanding with the swaps expiring in May 2003 and June 2003.

A hypothetical 100 basis point increase in interest rates would result in a $0.9 million and $0.7 million adverse impact on interest expense in 2001 and 2000, respectively.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  SFAS No. 41 eliminates the pooling-of-interest method and requires the purchase method of accounting on all business combinations completed after June 30, 2001.  This pronouncement was effective for any business combination that is completed after June 30, 2001 and had no impact on the Company's current financial statements.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill and intangibles assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement, with a transitional impairment test required to be completed by the end of the second quarter 2002.  The Company has adopted this statement as of January 1, 2002.  Application of the non-amortization provisions of the statement is expected to result in an annual increase of pre-tax earnings of approximately $2.0 million.  The Company will first evaluate goodwill for impairment by comparing the segment level unamortized goodwill balance to projected discounted cash flows as required by SFAS No. 142.  The Company plans to complete this transitional impairment test by the end of first quarter 2002.  Based on preliminary analysis, the Company anticipates that its Optical Products segment will incur a goodwill impairment write-off between $35 million and $50 million.  No reclassifications of intangibles as outlined in SFAS No. 142 will be required upon implementation of this pronouncement.  Any impairment required by SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002.  This statement applies to obligations associated with the retirement of tangible long-lived assets.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for fiscal years beginning after June 15, 2002.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Euro Currency Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union, including Germany, adopted the euro as their common legal currency.  The euro trades on currency exchanges and is available for non-cash transactions.  From January 1, 1999 through January 1, 2002, each of the participating countries was scheduled to maintain its national (legacy) currency as legal tender for goods and services.  Beginning January 1, 2002, new euro-denominated bills and coins have been issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002.  The Company's foreign operating subsidiaries that will be affected by the euro conversion have established plans to address the business issues raised, including the competitive impact of cross-border price transparency.  It is not anticipated that there will be any near-term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed.  From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion is not expected to have a material impact on the financial position or results of operations of the Company.

Cautionary Statements

Certain statements included in this Management's Discussion and Analysis, as well as other communications, including its filings with the SEC, reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. We wish to caution the reader not to place undue reliance on any such forward-looking statements.  These statements are not guarantees of future performance and are subject to a number of risks and uncertainties detailed from time to time in reports filed by BMC with the SEC, including the disclosure in the Form 10-K under "Risk Factors" and elsewhere in Forms 10-Q and 10-K, that could cause actual results or outcomes to differ materially from those presently anticipated or projected and include, among others, ability to manage working capital and align costs with market conditions; continued imbalance in supply and demand for computer monitor masks; further aperture mask price declines,; slowdown in growth of high-end lens products; rising raw material costs; ability to improve manufacturing yields and operating efficiencies; ability to qualify new products with customers; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and LCD, plasma, projection and other types of visual displays; ability to source plastic lens product requirement from third parties; ability to gain market share of polycarbonate products both domestically and abroad, including growth in European sales through the operation of processing laboratories; higher than expected restructuring related costs; ability to restructure the Micro-Technology Operations and diversify its customer and product base; the effect of regional or global economic slowdowns; the impact of domestic or global terrorism on consumer spending choices; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel.  These factors should not, however, be considered an exhaustive list.  We do does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of BMC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Disclosures about market risks appear on pages 21-22 of the "Management's Discussion and Analysis" for the year ended December 31, 2001.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Years Ended December 31	2001	2000	1999
Revenues	$302,296	$354,485	$353,854
Cost of products sold	276,999	300,795	305,592
Gross margin	25,297	53,690	48,262
Selling expense	16,910	17,163	18,650
Administrative expense	5,038	5,389	4,702
Non-recurring charges	6,218	--	--
Income (loss) from operations	(2,869)	31,138	24,910
Other income and (expense)
Interest expense	(11,752)	(13,115)	(13,376)
Interest income	508	282	277
Other income	883	2,838	1,036
Earnings (loss) before income taxes	(13,230)	21,143	12,847
Income tax expense (benefit)	9,370	6,243	5,023
Net earnings (loss)	$(22,600)	$14,900	$7,824
Earnings (loss) per share
Basic	$(0.83)	$0.54	$0.29
Diluted	(0.83)	0.54	0.28
Number of shares included in per share computation
Basic	27,205	27,396	27,299
Diluted	27,205	27,623	27,710

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(in thousands)

December 31	2001	2000
Assets

Current Assets
Cash and cash equivalents	$1,941	$2,290
Trade accounts receivable, less allowances of $2,368 and $2,863	35,024	45,645
Inventories	71,634	82,015
Deferred income taxes	10,250	17,954
Other current assets	4,197	11,455
Total current assets	123,046	159,359
Property, plant and equipment, net	131,541	139,499
Deferred income taxes	7,166	4,389
Intangible assets, net	62,069	65,180
Other assets, net	7,924	5,377
Total assets
	$331,746	$373,804

Liabilities and Stockholders' Equity

Current Liabilities
Short-term borrowings	854	1,206
Accounts payable	19,707	33,939
Accrued compensation and benefits	9,695	14,465
Income taxes payable	7,532	6,374
Accrued restructuring expenses	5,038	--
Accrued liability for derivative instruments	2,794	1,107
Other current liabilities	7,173	6,946
Total current liabilities	52,793	64,037
Long-term debt	141,314	143,810
Other liabilities	19,526	17,080
Deferred income taxes	1,602	2,079

Stockholders' Equity
Common stock (shares issued of 26,910 and 27,399)	46,786	49,240
Retained earnings	81,979	105,876
Accumulated other comprehensive loss	(12,180)	(6,669)
Other	(74)	(1,649)
Total stockholders' equity	116,511	146,798
Total liabilities and stockholders' equity
	$331,746	$373,804

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

Years Ended December 31, 2001, 2000 and 1999	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total
Balance at December 31, 1998
	$47,714	$86,436	$1,113	$(2,006)	$133,257
Comprehensive income:
Net earnings	--	7,824	--	--	7,824
Foreign currency translation adjustments	--	--	(4,577)	--	(4,577)
Loss on derivative instruments	--	--	(31)	--	(31)
Total comprehensive income					3,216
Exercise of options, including tax benefit	1,153	--	--	--	1,153
Restricted stock grants, net of forfeitures and including tax benefits	210	--	--	--	210
Repayments of stock option loans	--	--	--	226	226
Cash dividends declared-$0.06 per share	--	(1,640)	--	--	(1,640)
Balance at December 31, 1999
	49,077	92,620	(3,495)	(1,780)	136,422
Comprehensive income:
Net earnings	--	14,900	--	--	14,900
Foreign currency translation adjustments	--	--	(2,027)	--	(2,027)
Loss on derivative instruments	--	--	(1,147)	--	(1,147)
Total comprehensive income					11,726
Exercise of options, including tax benefit	15	--	--	--	15
Restricted stock grants, net of forfeitures and including tax benefits	148	--	--	--	148
Repayments of stock option loans	--	--	--	131	131
Cash dividends declared-$0.06 per share	--	(1,644)	--	--	(1,644)
Balance at December 31, 2000
	49,240	105,876	(6,669)	(1,649)	146,798
Comprehensive loss:
Net loss	--	(22,600)	--	--	(22,600)
Foreign currency translation adjustments	--	--	(1,500)	--	(1,500)
Loss on derivative instruments	--	--	(1,676)	--	(1,676)
Minimum pension liability	--	--	(2,335)	--	(2,335)
Total comprehensive income (loss)					(28,111)
Exercise of options, including tax benefit	736	--	--	--	736
Restricted stock grants, net of forfeitures and including tax benefits	171	--	--	--	171
Exchange of common stock for stock option loan payments	(3,361)	--	--	1,575	1,786)
Cash dividends declared-$0.0475 per share	--	(1,297)	--	--	(1,297)
Balance at December 31, 2001	$46,786	$81,979	$(12,180)	$(74)	$116,511

Common Stock:  99,000 shares of voting common stock without par value authorized; 26,910, 27,399, 27,370 shares issued and outstanding at December 31, 2001, 2000 and 1999, respectively.

Undesignated Stock:  500 shares authorized, of which 200 shares were designated as Series A Junior Participating Preferred Shares on June 30, 1998 in connection with the Company's adoption of a Share Rights Plan.  The Board of Directors is authorized to designate the name of each class or series of the undesignated shares and to set the terms thereof (including, without limitation, terms with respect to redemption, dividend, liquidation, conversion and voting rights and preferences.)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

Years Ended December 31	2001	2000	1999
Cash Flows from Operating Activities

Net earnings (loss)	$(22,600)	$14,900	$7,824
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation and amortization	23,807	23,990	23,280
Gain on sale of property and equipment	(74)	(443)	--
Deferred income taxes	5,571	(983)	(644)
Decrease (increase) in assets

Trade accounts receivable	9,877	(4,235)	(4,475)
Inventories	9,500	(1,084)	(2,252)
Other current assets	6,059	1,106	1,762
Other non-current assets	(3,002)	(835)	538
Increase (decrease) in liabilities

Accounts payable	(13,891)	4,033	3,029
Income taxes payable	1,406	(1,387)	4,972
Accrued expenses and other current liabilities	2,676	2,767	(2,685)
Other non-current liabilities	(2,073)	(1,192)	2,136
Net cash provided by operating activities
	17,256	36,637	33,485
Cash Flows from Investing Activities

Additions to property, plant and equipment	(14,134)	(11,929)	(13,157)
Business acquisitions, net of cash acquired	--	(1,219)	--
Proceeds from sale of property and equipment	743	2,493	--
Net cash used in investing activities
	(13,391)	(10,655)	(13,157)
Cash Flows from Financing Activities

(Decrease) increase in short-term borrowings	(328)	(959)	845
Decrease in long-term debt	(2,496)	(22,149)	(20,839)
Common stock issued, including tax benefit	173	163	1,363
Cash dividends paid	(1,640)	(1,644)	(1,636)
Net employee repayments (loans) for exercise of stock options	132	131	226
Net cash used in financing activities
	(4,159)	(24,458)	(20,041)
Effect of exchange rate changes on cash and cash equivalents	(55)	(380)	(169)
Net increase (decrease) in cash and cash equivalents
	(349)	1,144	118
Cash and cash equivalents at beginning of year	2,290	1,146	1,028
Cash and cash equivalents at end of year
	$1,941	$2,290	$1,146

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.         Summary of Significant Accounting Policies

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly or majority-owned.

Revenue Recognition--Revenue is recognized upon shipment of product to the customer, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.

Cash Equivalents--Consist of highly liquid debt instruments with a maturity of three months or less at the date of purchase.  These instruments are carried at cost, which approximates fair market value.

Inventories--Stated at the lower of cost or market.  Cost is determined principally on the average cost method.

Provisions for Inventory Reserves, Uncollectible Trade Receivables and Product Returns--The Company determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts.  However, the factors impacting such provisions vary significantly between the Buckbee-Mears and Optical Products segments.  Within the Buckbee-Mears segment, products are manufactured to customer specifications and changes in product demand from the loss of a customer, a new product offering or modifications to customer specifications can significantly impair the value of raw material and finished goods on hand.  As a result, inventory valuation reserve requirements within this segment must be established based on specific facts and circumstances that can fluctuate significantly and are difficult to predict.  We do not anticipate these conditions will change due to the customized nature of the products manufactured by the Buckbee-Mears segment.  The Optical Products segment inventory reserve requirements historically have been more predictable and more readily estimated by analyzing historic build and sales patterns.

The Company establishes a reserve and records a provision for doubtful receivable accounts based on historic loss levels as well as specific provisions considering current facts and circumstances.  Both the Buckbee-Mears and Optical Products segments have several large customers that, if circumstances warrant, can create the need for additional, specific, reserves.

The provision and reserve for product returns is calculated primarily on a percentage of sales basis, which is established based on trends that have historically provided a reasonable estimate.  This reserve is also calculated on a specific basis considering current facts and circumstances.

Property, Plant and Equipment--Stated at cost.  Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset's useful life are charged to operating expense as incurred.  Depreciation is provided on the straight-line method over estimated useful lives of generally 40 years for buildings, 20 years for building improvements and infrastructure and 8 years for machinery and equipment.  Depreciation of assets included in construction in progress does not begin until the construction is complete and the assets are placed into service.  Depreciation expense was $20,272, $20,504 and $19,827 in 2001, 2000 and 1999, respectively.

The Company evaluates long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible Assets--Consist primarily of goodwill and other acquisition-related intangible assets, which are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, less accumulated amortization.  Amortization is computed on a straight-line basis over estimated useful lives of 7 to 30 years.  Amortization expense was $3,535, $3,486 and $3,453 in 2001, 2000 and 1999, respectively.  Management periodically assesses the amortization period and recoverability of the carrying amount of goodwill based upon an estimate of future cash flows from related operations.

Income Taxes--A deferred tax liability is recognized for temporary differences between financial reporting and tax reporting that will result in taxable income in future years.  A deferred tax asset is recognized for temporary differences that will result in tax deductions in future years.

Comprehensive Income (Loss)--Comprehensive Income (Loss) consists of net earnings, foreign currency translation adjustments, gains/losses on derivative instruments and adjustments for minimum pension liability and is presented in the Consolidated Statements of Stockholders' Equity.  The accumulated loss on derivative instruments was $2,854, $1,178 and $31 as of December 31, 2001, 2000 and 1999, respectively.   The accumulated foreign currency translation loss was $6,991, $5,491 and $3,464 as of December 31, 2001, 2000 and 1999, respectively.  The accumulated minimum pension liability was $2,335 as of December 31, 2001.

Earnings Per Share--The basic earnings per share amounts are determined based on the weighted average common shares outstanding, while the diluted earnings per share amounts also give effect to the common shares dilutive potential.  For the Company's earnings per share calculations, the basic and diluted weighted average outstanding share amounts differ only due to the dilutive impact of stock options and non-vested stock awards.

Stock-Based Compensation--The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and non-vested stock awards.  Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.  For non-vested stock awards, compensation cost is recognized for the fair value of the stock awarded and is charged to expense over the respective vesting periods.  The Company has adopted the disclosure-only provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassification--Certain items in the 2000 and 1999 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.  These reclassifications had no impact on net income or stockholders' equity as previously reported.

2.         Restructuring

In fourth quarter 2001, the Company announced restructuring initiatives in both of its business groups.  The Company will exit the computer monitor segment of the aperture mask business, will sell or consolidate into its other facilities all operations currently located in St. Paul, Minnesota, phase out of certain products and discontinue certain optical products development activities.  The total restructuring related costs recorded for the year ended December 31, 2001 were $12,165.  The charges include restructuring costs of $6,218 and asset write-downs and other restructuring related costs of $5,947, which are recorded as a component of cost of products sold in the Consolidated Statement of Operations.  The Company expects to complete the restructuring initiatives by the end of 2002.

The following table displays the activity and balances of the restructuring reserve account for the year ended December 31, 2001:

	Restructuring Costs

	Severance and Related Costs	Contractual Obligations and Other	Total
Charged to operations in 2001:

Buckbee-Mears	$3,309	$1,729	$5,038
Optical Products	295	885	1,180
Total	3,604	2,614	6,218
Utilized in 2001:
Buckbee-Mears	--	--	--
Optical Products	295	885	1,180
Total	295	885	1,180
Restructuring liability as of December 31, 2001:
Buckbee-Mears	3,309	1,729	5,038
Optical Products	--	--	--
Total	$3,309	$1,729	$5,038

	Other Restructuring Related Costs

	Inventory Adjustments	Asset Write-downs and Other	Total
Charged to operations in 2001:

Buckbee-Mears	$2,573	$1,389	$3,962
Optical Products	1,024	961	1,985
Total	$3,597	$2,350	$5,947

Subsequent to December 31, 2001, the Company announced its plans to close the Optical Products production facility in Azusa, California in the first half of 2002.  Additional restructuring charges related to the closure in the range of $2.5 to $3.0 million are expected to be recorded in the first quarter of 2002.

3.         Inventories

The following is a summary of inventories at December 31:

	2001	2000
Raw materials	$16,857	$20,614
Work in process	7,445	17,835
Finished goods	47,332	43,566
Total inventories	$71,634	$82,015

4.         Intangible Assets

The following is a summary of intangible assets at December 31:

	2001	2000
Goodwill	$61,738	$61,738
Other	13,732	13,254
Total	75,470	74,992
Less accumulated amortization	13,401	9,812
Total intangible assets, net	$62,069	$65,180

5.         Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31:

	2001	2000
Land and improvements	$6,279	$6,333
Buildings and improvements	91,999	92,196
Machinery and equipment	175,769	170,065
Construction in progress	7,869	7,974
Total	281,916	276,568
Less accumulated depreciation and amortization	150,375	137,069
Total property, plant and equipment, net	$131,541	$139,499

6.         Derivative Instruments and Hedging Activities

Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.  All derivatives are recognized on the balance sheet at their fair value.  On the date a derivative contract is entered into the derivative is designated as a fair value hedge, cash flow hedge or a foreign-currency net investment hedge.  The Company hedges some selected foreign-currency denominated forecasted transactions (cash flow hedges), in which changes in the fair value of highly effective derivatives are recorded in Accumulated Other Comprehensive Income (Loss).  The Company also has multiple interest rate swap agreements (cash flow hedges), which provide for the Company to swap a variable interest rate for fixed interest rates.

The Company formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions.  The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

Foreign Currency Forward-Exchange Contracts

The Company uses foreign currency forward-exchange contracts with durations of less than twelve months to hedge against the effect of exchange rate fluctuations on certain foreign currency denominated steel purchases and other expenditures, and certain U.S. dollar denominated sales in a foreign subsidiary.

As of December 31, 2001, no contracts to purchase German marks (DM) remained outstanding.  At December 31, 2001, $60 of deferred net losses on derivative instruments was included in Accumulated Other Comprehensive Income (Loss).   These losses will be recorded into earnings in the first quarter of 2002.

During 2000, the Company's German subsidiary entered into forward-exchange contracts to sell U.S. dollars to hedge certain U.S. dollar denominated sales.  As of December 31, 2001, no contracts to sell U.S. dollars remained outstanding.

Also, during 2000, the Company entered into forward-exchange contracts to purchase a total of 22.5 billion Indonesian rupiah to hedge certain purchases in our Vision-Ease Indonesian operations.  As of December 31, 2001, no contracts to purchase rupiah remained outstanding.  During 2001, these contracts were terminated and recorded a realized loss of $133, which is included in other income in the consolidated statement of operations.

Interest Rate Swaps

At various dates during 1999 and 2000, the Company entered into multiple interest rate swap agreements to provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At December 31, 2001, $50,000 of these swaps remained outstanding with the swaps expiring in May 2003 and June 2003.  The notional amount of interest rate swaps is not a measure of the Company's exposure to credit or market risks and is not included in the Consolidated Balance Sheets.  Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this period.

Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement.  At December 31, 2001, deferred net losses on the interest rate swap agreements in the amount of $2,794 were included in Accumulated Other Comprehensive Income (Loss).

Cross-Currency Swaps

In January 1999, the Company entered into a cross-currency swap, which provided for the Company to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt.  This swap was subsequently closed out in May 1999.  Under this swap, the Company also effectively swapped a fixed U.S. dollar-based interest rate of 5.1% for a fixed Japanese yen-based interest rate of 1.05%.  This Japanese yen-based debt derivative was accounted for under mark-to-market accounting.  The Company recorded as Other Income a foreign exchange gain of $453 in 1999 related to this swap.

In August 1999, the Company entered into a cross-currency swap agreement to swap $10,000 of notional debt for the equivalent amount of Japanese yen-denominated debt.  Under this swap, the Company also effectively swapped a floating U.S. dollar-based interest rate for a floating Japanese yen-based interest rate.  This Japanese yen-based debt derivative was accounted for under mark-to-market accounting.  This swap was subsequently closed out in May 2000.  The Company recorded as Other Income foreign exchange gains of $598 in 2000 and losses of $1,173 in 1999 related to this swap.

The Company had no cross-currency swaps outstanding as of December 31, 2001.

7.         Debt

The following is a summary of debt at December 31:

	2001	2000
U.S. revolving credit facility	$141,000	$143,100
German credit facility	546	521
Other	622	1,395
Total	142,168	145,016
Less amounts due within one year	854	1,206
Total long-term debt	$141,314	$143,810

During 2001, the Company amended its current revolving domestic credit agreement (the Agreement), which expires in 2003.  The amendment to the Agreement provided for the conversion of certain previously outstanding revolving loans to term loans and permanently reduced the aggregate commitment under the Agreement from $220,000 to $185,000.  This Agreement is secured by a pledge of certain shares of common stock of the Company's subsidiaries, an intercompany note from one of the Company's European holding companies, security interests in certain assets, including domestic receivables, inventories and machinery and equipment, as well as a mortgage on its real property located in Ramsey, Minnesota.

Borrowings under the Agreement bear interest at the Eurodollar rate plus a spread ranging from 1.50% to 3.00%.  The rate spread is dependent upon the Company's ratio of debt to cash flow, as defined in the Agreement.  The Company's effective rate under the agreement was 5.07% at December 31, 2001.  In addition, the Company pays a facility fee on unborrowed funds at rates ranging from 0.375% to 0.500% (0.500% at December 31, 2001), depending on the Company's debt to EBITDA ratio.  Under terms of the Agreement, the Company must meet certain financial covenants, including maintaining a specified consolidated net worth, leverage ratio (debt to EBITDA), interest coverage ratio and level of capital expenditures.  The Company was in compliance with all covenants under the Agreement at December 31, 2001.

The Company's German subsidiary maintains short-term and long-term credit facilities with available credit at December 31, 2001 of $440 and $16,013, respectively.  The short-term credit lines are unsecured and bear interest at either 0.75% over the Euro LIBOR rate or approximately 4.0% over the Euro Base rate.  The lender may withdraw the short-term lines at any time.  There was $25 debt outstanding at December 31, 2001 under the German short-term credit lines.  A portion of the long-term credit line is secured by land and buildings with a net book value of $8,250 at December 31, 2001.  These long-term credit lines bear interest at 0.50% to 0.75% over the DM LIBOR rate.

On December 31, 2001 and 2000, the estimated fair value of the Company's debt described above approximates the recorded amount.

Annual maturities of debt for the next five years are $854 in 2002, $141,285 in 2003, $10 in 2004, $10 in 2005 and $9 in 2006.

There was $2,390 of outstanding letters of credit at December 31, 2001.

Interest expense paid, net of amounts capitalized of $200, $410 and $253, was $10,921, $13,035 and $12,964 in 2001, 2000 and 1999, respectively.

8.         Commitments and Contingencies

The Company leases four manufacturing facilities, five sales, distribution or administrative facilities and the Company headquarters.  In addition, the Company leases certain data processing and other equipment.

At December 31, 2001, the approximate future minimum rental commitments required under non-cancelable operating leases are as follows:

2002	$2,503
2003	1,523
2004	636
2005	292
Total minimum lease payments	$4,954

Rent expense was $2,987, $2,387 and $1,591 in 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company had commitments of approximately $173 related to capital projects.

The Company has entered into a long-term Product Manufacturing and Sales Agreement (the Supply Agreement) with a plastic lens manufacturer located in Southeast Asia.  The Supply Agreement provides for the Southeast Asian manufacturer to supply, and the Company to purchase, certain minimum levels of plastic lenses.  At December 31, 2001, the approximate future purchase commitments under this Supply Agreement were as follows:

2002	$8,414
2003	7,000
2004	2,405
Total	17,819

9.         Stock Purchase and Award Plans

The Restated and Amended 1994 Stock Incentive Plan (the 1994 Plan) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock and for other stock-based awards to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors.  During 2000, the Company's stockholders approved an amendment to the 1994 Plan authorizing an additional 2,000 shares of common stock for issuance.  At December 31, 2001, 4,459 shares of common stock were reserved for issuance under the 1994 Plan and for outstanding options under the 1984 Omnibus Stock Plan, which terminated on January 10, 1994.  The reserved shares included 1,684 shares available for awards under the 1994 Plan.

Information relating to stock options during 2001, 2000 and 1999 is as follows:

	Option Price
Number	Per Share	Total
of Shares	Average	Price
Shares under option at December 31, 1998
2,329	$10.83	$25,226
1999 Activity:

Granted
798	7.31	5,830
Exercised
(150)	6.58	(987)
Forfeited
(443)	12.09	(5,355)
Shares under option at December 31, 1999
2,534	9.75	24,714
2000 Activity:

Granted
450	5.29	2,379
Exercised
(3)	5.00	(15)
Forfeited
(212)	9.66	(2,047)
Shares under option at December 31, 2000
2,769	9.04	25,031
2001 Activity:

Granted
832	5.62	4,678
Exercised
(247)	1.94	(478)
Forfeited
(578)	7.60	(4,393)
Shares under option at December 31, 2001
2,776	$8.95	$24,838

Shares exercisable at December 31, 2001
1,584	$10.04	$15,911
Shares exercisable at December 31, 2000
1,591	$8.49	$13,502
Shares exercisable at December 31, 1999
1,052	$8.19	$8,617

The following table summarized information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 - 5	639	2.1	$3.49	461	$3.29
5 - 10	1,465	7.4	5.99	640	6.03
10 - 20	343	5.8	14.65	206	15.35
20 - 31	329	4.8	26.8	277	26.61
	2,776	5.7	$8.95	1,584	$10.04

All outstanding options are nonqualified options.  No compensation expense related to stock option grants was recorded in 2001, 2000 or 1999, as the option exercise prices were equal to fair market value on the date of grant.

At December 31, 2001, there were 149 shares outstanding pursuant to non-vested stock awards under the 1994 Plan.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

	2001	2000	1999
Risk-free interest rate
	5.00%	6.02%	6.20%
Dividend yield	2.78%	1.23%	1.23%
Volatility factor	0.85	0.76	0.80
Weighted average expected life	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options using the Black-Scholes option pricing model is amortized to expense over the options' vesting period.  The Company's pro forma net earnings and earnings per share were as follows:

	2001	2000	1999
Net earnings (loss) - as reported
	$(22,600)	$14,900	$7,824
Net earnings (loss) - pro forma	(24,226)	13,208	6,291
Basic earnings (loss) per share - as reported	(0.83)	0.54	0.29
Basic earnings (loss) per share - pro forma	(0.89)	0.48	0.23
Diluted earnings (loss) per share - as reported	(0.83)	0.54	0.28
Diluted earnings (loss) per share - pro forma	(0.89)	0.48	0.23
Weighted average fair value of options granted during the year	3.11	3.22	4.60

Because SFAS 123 provides for pro forma amounts for options granted beginning in 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

Stock Option Exercise Loan Program.  During 2000, the Company discontinued the Stock Option Exercise Loan Program under which holders of exercisable stock options could obtain interest-free and interest-bearing loans from the Company to facilitate their exercise of stock options.  Under provisions of the program, new loans cannot be made, but existing loans will continue to be administered until they are repaid.  Such full recourse loans are evidenced by demand promissory notes and are secured by shares of stock.  The portion of such loans directly related to the option exercise price is classified as a reduction of stockholders' equity.  The remainder is included in current assets.

In August 2001, 686,630 common shares at a market value of $3,361 were received from officers of the Company in exchange for the repayment of certain stock option loans and exercise of certain stock options as follows:

Receipt of common shares
$(3,361)
Repayment of stock option loans	2,627
Option exercise proceeds	478
Tax benefit adjustment of stock options	256
Net cash	$--

Share Rights Plan.  In June 1998, the Company adopted a Share Rights Plan and declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock to stockholders of record on July 20, 1998.  The Rights will become exercisable after any person or group acquires or announces a tender or exchange offer resulting in the beneficial ownership of 15% or more of the Company's common stock.  Each Right entitles shareholders to buy one five-hundredth of a share of a newly created series of preferred stock at an exercise price of $75 subject to adjustment upon certain events.  If any person or group acquires 15% or more of the Company's common stock, if the Company is acquired in a business combination, or if the Company sells 50% or more of its assets, each Right entitles its holder, other than the person or group acquiring the common stock, to purchase at the Right's then current exercise price, shares of the Company's common stock having a value of twice the Right's then current exercise price.  The Rights are redeemable at $0.001 per Right and will expire on July 20, 2008 unless extended or redeemed earlier by the Company.

10.         Employee Benefit Plans

The Company maintains a savings and profit sharing plan covering substantially all of its domestic salaried employees and a majority of those domestic hourly employees not covered by a pension plan or retirement fund described below.  Under the terms of the profit sharing provision of the plan, the Company makes an annual minimum contribution equal to 3% of participants' wages, with the potential for an additional discretionary contribution depending upon the Company's profitability.  Provisions of the profit sharing portion of the plan include 100% vesting after five years of continuous service, and payment of benefits upon retirement, total disability, death or termination.  Under the terms of the savings provision of the plan, the Company makes an annual minimum contribution, which is invested in Company stock, equal to 25% of participants' before-tax contributions up to 6% of base salary, with the potential for an additional discretionary contribution depending upon the Company's profitability.  Provisions of the savings portion of the plan include vesting of the Company's contributions at the rate of 25% per year of continuous service, and payment of benefits upon retirement, total disability, death or termination.

In 2002, the Company's savings and profit sharing plan was amended.  Under the profit sharing provision of the plan, the Company makes no annual minimum contribution.  Depending upon the Company's profitability, a discretionary contribution up to 12% of participants' wages may be made.  Vesting provisions for this portion of the plan have not changed.  Under terms of the savings provision of the plan, the Company makes a quarterly contribution equal to 100% of participants' before-tax contributions up to 3% of base salary with an additional contribution equal to 50% of participants' before-tax contributions between 3% and 5% of base salary.  Provisions of the savings portion of the plan were changed to included immediate vesting of the Company's contribution.

In addition, the Company's German subsidiary has a noncontributory defined benefit pension plan covering substantially all of its employees.  Benefits payable under the plan are based upon the participant's base salary prior to retirement and years of credited service.  As allowed under German law, this plan is not funded.  However, under generally accepted accounting principles, the estimated future liability is accrued in the Company's Consolidated Financial Statements.

In addition to the defined benefit plans discussed above, the Company had two defined benefit post-retirement plans covering certain domestic employees.  One plan provided medical benefits and the other provides life insurance benefits.  During 2000, the Company terminated the medical benefits plan, resulting in a termination gain of $1,678, which is included in Other Income in the Consolidated Statement of Operations.  The life insurance plan provides term life insurance coverage to all retired full-time hourly employees at one former domestic operation.  The Company accrues the expected cost of providing benefits under the life insurance benefit plan during the years that eligible employees rendered service.  The life insurance plan is not funded and the liability under the plan is immaterial.

The above described defined benefit and post-retirement plans included the following components:

	Pension Benefits		Post-Retirement Benefits
	2001	2000	2001	2000
Change in Benefit Obligation:

Benefit obligation at beginning of year	$13,486	$13,272	$--	$1,948
Service cost	445	450	--	47
Interest cost	825	802	--	55
Foreign currency exchange rate changes	(521)	(606)	--	--
Plan participants' contribution	--	--	--	138
Actuarial (gain) loss	393	(11)	--	228
Benefit payments	(474)	(421)	--	(555)
Settlement/curtailment gain	--	--	--	(1,861)
Benefit obligation at end of year	14,154	13,486	--	--

Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	4,335	4,011	--	--
Actual return on plan assets	(983)	577	--	--
Employer contribution	261	--	--	417
Plan participants' contributions	--	--	--	138
Benefit payments	(287)	(253)	--	(555)
Fair value of plan assets at end of year	3,326	4,335	--	--

Funded Status:
Funded status of the plan (underfunded)	(10,828)	(9,151)	--	--
Unrecognized transitional amount	34	48	--	--
Unrecognized net gain	1,197	(423)	--	--
Accrued pension cost	$(9,597)	$(9,526)	$--	$--

	2001	2000	1999
Components of Net Periodic Pension Cost

Pension benefits:
Service cost	$445	$450	490
Interest cost	825	802	824
Expected return on plan assets	(268)	(350)	(313)
Amortization of transition obligation	11	12	14
Recognized actuarial gain	(7)	(11)	--
Net periodic pension cost	$1,006	$903	$1,015

Post-retirement benefits:
Service costs	$--	$47	$173
Interest cost	--	55	156
Recognized actuarial (gain) loss	--	3	7
Settlement/curtailment gain	--	(1,678)	--
Net periodic pension cost	$--	$(1,573)	$336

Assumptions used in developing the projected benefit obligation and the net periodic pension cost as of December 31 were as follows:

	2001	2000	1999
Domestic plans (including post-retirement plan in 2000 and 1999):

Discount rate	7.75%	7.75%	7.75%
Rate of return on plan assets	9.00%	9.00%	9.00%
Foreign plan:
Discount rate	6.00%	6.00%	6.00%
Rate of increase in compensation	2.50%	2.50%	2.50%

Under a contract with its union employees, one of the Company's domestic operations makes, on behalf of each active participant, fixed weekly contributions to a retirement fund (aggregating $90, $122 and $147 in 2001, 2000 and 1999, respectively).  At December 31, 2001, the Company was required to record a minimum pension liability of $1,700, net of taxes, under this contract.  In addition, the Company was required to record a minimum pension liability of $635 for another defined benefit plan.  These minimum pension liability adjustments are reflected in other liabilities and accumulated other comprehensive loss.

The total cost of all profit sharing, savings and pension plans, domestic and foreign, was $2,754, $4,591 and $5,469 in 2001, 2000 and 1999, respectively.

11.         Income Taxes

The provision for income taxes was based on earnings (loss) before income taxes, as follows:

Years ended December 31
	2001	2000	1999
Domestic
	$(16,806)	$6,648	$(1,472)
Foreign	3,576	14,495	14,319
Earnings (loss) before income taxes	$(13,230)	$21,143	$12,847

The provision for income taxes consisted of:

Years ended December 31
	2001	2000	1999
Current

Federal	$(150)	$1,102	$10
State	58	(15)	(59)
Foreign	3,878	6,310	6,811
Deferred
Federal and state	6,504	(1,292)	(610)
Foreign	(920)	138	(1,129)
Income tax expense	$9,370	$6,243	$5,023

Significant components of deferred income tax assets and liabilities were as follows at December 31:

	2001	2000
Federal and State Net Deferred Income Taxes
Deferred tax asset
Reserves and accruals	$4,642	$3,277
Compensation and benefit-related accruals	5,319	4,609
Other temporary differences	1,206	2,617
NOL and tax credit carryovers	23,414	14,844
Valuation allowance	(14,500)	--
Total	20,081	25,347
Deferred tax liability
Depreciation	(2,430)	(3,032)
Capitalized molds and tooling	(799)	(214)
Total	(3,229)	(3,246)
Net deferred tax asset	$16,852	$22,101

Foreign Net Deferred Income Taxes
Deferred tax liability
Depreciation	$(1,908)	$(2,487)
Inventory	(110)	(352)
Other temporary differences	(565)	(642)
Total	(2,583)	(3,481)
Deferred tax asset
Retirement benefits	815	751
Other temporary differences	730	893
Total	1,545	1,644
Net deferred tax liability	(1,038)	(1,837)

The federal and state net deferred tax asset included a current portion of $10,198 and $18,190 at December 31, 2001 and 2000, respectively, and a long-term portion of $6,654 and $3,911 at December 31, 2001 and 2000, respectively.  The foreign net deferred tax liability included a current asset of $52 at December 31, 2001 and a current liability of $236 at December 31, 2000, and a long-term liability of  $1,090 and $1,601 at December 31, 2001 and 2000, respectively.

Net operating loss carryforwards of $17,883 at December 31, 2001 expire in 2019 and 2020.  General business credit carryforwards of $549 expire in 2019 to 2021.  Foreign tax credit carryforwards of $14,970 expire in 2003 through 2006.  Alternative minimum tax credits of $876 can be carried forward indefinitely to offset regular tax liabilities.

The differences between income taxes at the U.S. federal statutory tax rate and the effective tax rate were as follows:

Years ended December 31
	2001	2000	1999
Statutory rate
	(35.0)%	35.0%	35.0%
Difference in taxation of foreign earnings	10.7	6.1	4.8
Foreign income taxed in the U.S.	(14.9)	(9.5)	(5.3)
Unfavorable settlement of tax audit	--	--	4.8
State income taxes, net of federal benefit	(1.6)	1.0	(0.7)
Change in deferred tax valuation allowance	109.6	--	--
Other items	2.0	(3.1)	0.5
Effective tax rate	70.8%	29.5%	39.1%

Differences in taxation of foreign earnings relate primarily to taxation of foreign earnings at rates in excess of the U.S. statutory rate.  Undistributed earnings of foreign subsidiaries at December 31, 2001 were approximately $10,858.  No U.S. taxes have been provided on these undistributed earnings, because the Company expects to be able to utilize foreign tax credits to offset any U.S. tax that would result from their distribution.

During 2001, the Company established a deferred tax asset valuation reserve of $14.5 million, the effect of which increased income tax expense.  The need for the valuation reserve was driven by projections for future U.S. taxable income, which impacts the potential for realizing the benefits of the Company's carryovers.  The statutory time period for using the carryovers on its income tax returns extends beyond the period the Company used to assess impairment for accounting purposes.  If at some time in the future it is determined that all or a portion of the existing carryovers may be realized, the valuation reserve will be reduced accordingly.

Income taxes paid (refunded) were $612, $7,888 and $(2,489) in 2001, 2000 and 1999, respectively.

12.         Segment Information

The Company has two operating segments, which manufacture and sell a variety of products:  Buckbee-Mears and Optical Products.  Buckbee-Mears manufactures precision photo-etched and electroformed parts that require tight tolerances and miniaturization.  Its principal product is aperture masks, a key component used in the manufacture of color television and computer monitor picture tubes. Optical Products manufactures ophthalmic lenses.  Net sales of aperture masks comprised 93%, 91% and 89% of Buckbee-Mears segment revenues in 2001, 2000 and 1999, respectively, and 52%, 55% and 55% of the Company's consolidated total revenues in 2001, 2000 and 1999, respectively.

The following is a summary of certain financial information relating to the two segments:

Years ended December 31
	2001	2000	1999

Total Revenues by Segment

Buckbee-Mears	$170,862	$214,880	$217,868
Optical Products	131,434	139,605	135,986
Total Revenues	$302,296	$354,485	$353,854

Operating Profit (Loss) by Segment

Buckbee-Mears
Before non-recurring charges	$5,089	$25,108	$23,863
Non-recurring charges	(5,038)	--	--
Total	51	25,108	23,863
Optical Products
Before non-recurring charges	3,298	11,419	5,749
Non-recurring charges	(1,180)	--	--
Total	2,118	11,419	5,749
Total segment operating profit	2,169	36,527	29,612
Administrative expense	(5,038)	(5,389)	(4,702)
Interest expense, net	(11,244)	(12,833)	(13,099)
Other income	883	2,838	1,036
Earnings (loss) before income taxes	(13,230)	21,143	12,847

Identifiable Assets by Segment

Buckbee-Mears	$132,755	$158,453	$159,431
Optical Products	180,648	191,884	196,074
Total identifiable assets	313,403	350,337	355,505
Corporate and other assets	18,343	23,467	28,048
Total assets	$331,746	$373,804	$383,553

Depreciation and Amortization by Segment

Buckbee-Mears	$12,191	$13,492	$12,883
Optical Products	11,516	10,336	10,231
Corporate and other	100	162	166
Total depreciation and amortization	$23,807	$23,990	$23,280

Capital Expenditures by Segment

Buckbee-Mears	$5,779	$7,703	$5,556
Optical Products	8,311	4,182	7,469
Corporate and other	44	44	132
Total capital expenditures	$14,134	$11,929	$13,157

The following is a summary of the Company's operations in different geographic areas:

Years ended December 31
	2001	2000	1999

Total Revenues from Unaffiliated Customers

United States	$192,879	$232,458	$227,390
Germany	84,399	95,796	103,788
Other	25,018	26,231	22,676
Total	$302,296	$354,485	$353,854

Long-Lived Assets

United States	$101,482	$107,679	$119,190
Germany	18,136	21,404	24,155
Other	11,923	10,416	7,893
Total	$131,541	$139,499	$151,238

The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense, taxes and charges for corporate administration.  Revenues by geographic area are based upon revenues generated from each country's operations.  Net sales to unaffiliated foreign customers from domestic operations (export sales) in 2001, 2000 and 1999 were $56,139, $61,686 and $56,893, or 19%, 17% and 16%, respectively, of total revenues.  Buckbee-Mears had sales to one customer of $42,566, $62,895 and $71,303; to another customer of $47,502, $58,174 and $45,077; and to a third customer of $24,258, $27,178 and $46,078 in 2001, 2000 and 1999, respectively.  Optical Products did not have sales to any individual customer greater than 10% of total revenues.

13.         Concentrations of Credit Risk

Approximately 55% of the trade accounts receivable before allowances (receivables) of Buckbee-Mears at December 31, 2001 were represented by four customers.  Approximately 63% of the receivables of Optical Products at December 31, 2001 were represented by 20 customers.  These 24 customers represented approximately 59% of the Company's consolidated receivables at December 31, 2001, with one customer of Buckbee-Mears representing approximately 12% and another customer representing approximately 5% of consolidated receivables and one customer of Optical Products representing approximately 8% and another customer representing 7% of consolidated receivables.

Buckbee-Mears' customer base consists of the largest television and computer monitor manufacturers in the world.  Accordingly, Buckbee-Mears generally does not require collateral and its trade receivables are unsecured.  Optical Products' customer base consists of a wide range of eyewear retailers and optical laboratories.  Optical Products performs detailed credit evaluations of customers and establishes credit limits as necessary.  Collateral or other security for accounts receivable is obtained as considered necessary for Optical Products' customers.

14.         Legal Matters

The Company is a defendant in various suits, claims and investigations that arise in the normal course of business.  In the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

15.         New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  SFAS No. 41 eliminates the pooling-of-interest method and requires the purchase method of accounting on all business combinations completed after June 30, 2001.  This pronouncement was effective for any business combination that is completed after June 30, 2001 and had no impact on the Company's current financial statements.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill and intangibles assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement, with a transitional impairment test required to be completed by the end of the second quarter 2002.  The Company has adopted this statement as of January 1, 2002.  Application of the non-amortization provisions of the statement is expected to result in an annual increase of earnings of approximately $2.0 million.  The Company will first evaluate goodwill for impairment by comparing the segment level unamortized goodwill balance to projected discounted cash flows as required by SFAS No. 142.  The Company plans to complete this transitional impairment test by the end of first quarter 2002.  Based on preliminary analysis, the Company anticipates that its Optical Products segment will incur a goodwill impairment write-off between $35 million and $50 million.  No reclassifications of intangibles assets will be necessary.  Any impairment required by SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002.  This statement applies to obligations associated with the retirement of tangible long-lived assets.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for fiscal years beginning after June 15, 2002.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Report of Independent Auditors

The Board of Directors and Stockholders

BMC Industries, Inc.

We have audited the accompanying consolidated balance sheets of BMC Industries, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also included the financial statement schedule listed in Item 14(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMC Industries, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

Ernst & Young LLP

Minneapolis, Minnesota
January 30, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

(a)         Directors of the Registrant

The information under the caption "Election of Directors" on pages 2-5 of our proxy statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

(b)         Executive Officers of the Registrant

Information concerning our executive officers is included in this report under Item 4A, "Executive Officers of the Registrant."

(c)         Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 18 of our proxy statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the caption "Executive Compensation" on pages 9-11 and 13-15, and "Election of Directors - Information About the Board and Its Committees" on pages 3-5 of our proxy statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 7-8 of our proxy statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information contained under the caption "Certain Transactions" on page 17-18 of our proxy statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)         1.         Financial Statements

The following items are included herein on the pages indicated.

Consolidated Financial Statements:	Page

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	24

Consolidated Balance Sheets as of December 31, 2001 and 2000	25

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999	26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	27

Notes to Consolidated Financial Statements	28

Price Range of Common Stock	12

Report of Independent Auditors	45

Selected Quarterly Financial Data (unaudited)	14

            2.          Financial Statement Schedule:

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referenced above:

Page:
II - Valuation and Qualifying Accounts	49

Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

            3.          Exhibits:

Reference is made to the Exhibit Index contained on pages 51 of this Form 10-K.

A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a BMC stockholder as of March 18, 2002, upon receipt from any such person of a written request for any exhibit. Requests should be sent to Investor Relations Department, BMC Industries, Inc., One Meridian Crossings, Suite 850, Minneapolis, MN  55423.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c):
a)

Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

b)

Restated and Amended Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467)).

c)

Form of Change of Control Agreement entered into between the Company and Mr. Burke (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No 1-8467)).

d)

Form of Change of Control Agreement entered into between the Company and Messrs. Carlson, Dobson and Petersen (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467)).

e)

Employment Agreement by and between the Company and Paul B. Burke, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

f)	Employment Agreement by and between the Company and Curtis E. Petersen, dated December 3, 2001 (filed herewith as Exhibit 10.23).
g)

BMC Industries, Inc. Executive Benefit Plan, effective January 1, 1993 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

h)

First Declaration of Amendment, effective September 1, 1998, to the BMC Industries, Inc. Executive Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

(b)        Reports on Form 8-K

The Company filed a Form 8-K, dated as of October 12, 2002, on October 24, 2001, reporting the completion of a Second Amendment and Restatement Agreement amending the Company's Amended and Restated Credit Agreement dated June 25, 1998.

(c)        Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report.

(d)        Financial Statement Schedules

The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule II
Valuation and Qualifying Accounts
Years Ended December 31

(in thousands)

	Balance Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Translation Adjustment and Other	Balance End of Year
2001
Allowance for doubtful accounts	$1,433	$1,452	$1,300	$0	$1,585
Allowance for merchandise returns	1,430	595	766	(476)	783
Total	$2,863	$2,047	$2,066	($476)	$2,368
Inventory reserves	$10,669	$3,696	$1,567	($218)	$12,580

2000
Allowance for doubtful accounts	$1,828	$1,388	$1,783	$0	$1,433
Allowance for merchandise returns	1,546	583	483	(216)	1,430
Total	$3,374	$1,971	$2,266	($216)	$2,863
Inventory reserves	$15,317	($3,021)	$1,201	($426)	$10,669

1999
Allowance for doubtful accounts	$1,266	$1,132	$570	$0	$1,828
Allowance for merchandise returns	1,358	1,076	474	(414)	1,546
Total	$2,624	$2,208	$1,044	($414)	$3,374
Inventory reserves	$12,791	$4,100	$1,145	($429)	$15,317

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 29, 2002, on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.
By: /s/Curtis E. Petersen
Curtis E. Petersen Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Paul B. Burke_ Paul B. Burke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/Curtis E. Petersen Curtis E. Petersen	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/John W. Castro John W. Castro	Director

/s/H. Ted Davis H. Ted Davis	Director

/s/Joe E. Davis Joe E. Davis	Director

/s/Harry A. Hammerly Harry A. Hammerly	Director

BMC Industries, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2001

Exhibit No.		Exhibit Method of Filing
3.1	Second Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.2	Amendment to the Second Restated Articles of Incorporation, dated May 8, 1995.	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.3	Amendment to the Second Restated Articles of Incorporation, dated October 30, 1995.	Incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-8467).
3.4	Amendment to the Second Restated Articles of Incorporation, dated August 7, 1998.	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
3.5	Articles of Correction to the Second Restated Articles of Incorporation, dated November 22, 1999.	Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
3.6	Restated Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.7	Amendment to the Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467).
3.8	Amendment to the Restated Bylaws of the Company, dated February 20, 1998.	Incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
4.1	Specimen Form of the Company's Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2 (File No. 2-83809).
4.2	Form of Share Rights Agreement, dated as of June 30, 1998, between the Company and Norwest Bank, National Association, as Rights Agent.	Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated July 14, 1998.
10.1	1984 Omnibus Stock Program, as amended effective December 19, 1989.	Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).
10.2	Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998).	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.3	Restated and Amended Directors' Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467).
10.4	BMC Industries, Inc. Executive Benefit Plan, effective January 1, 1993.	Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.5	First Declaration of Amendment to the BMC Industries Executive Benefit Plan, effective September 1, 1998.	Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.6	Lease Agreement, dated November 20, 1978, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-2 (File No. 2-79667).
10.7	Amendment to Lease Agreement, dated December 27, 1983, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 1-8467).
10.8	Amendment to Lease Agreement, dated April 9, 1986, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8467).
10.9	Amendment to Lease Agreement, dated April 12, 1989, between GMT Corporation (as successor in interest to Control Data Corporation) and the Company.	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).
10.10	Amendment to Lease Agreement, dated March 19, 1990, between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).
10.11	Amendment to Lease Agreement, dated May 17, 1993, between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467).
10.12	Amendment of Lease, dated April 6, 1994 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
10.13	Waiver of Condition Precedent, dated July 29, 1994, by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
10.14	Amendment of Lease, dated September 25, 1997 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467).
10.15	Amendment of Lease, dated August 1, 1998 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.16	Amendment of Lease, dated August 1, 1998 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.17	Notice of Reduction of Leased Space, dated March 8, 1999, from the Company to GMT Corporation.	Filed electronically herewith.
10.18	Notice of Reduction of Leased Space, dated July 20, 1999, from the Company to GMT Corporation.	Filed electronically herewith.
10.19	Notice of Reduction of Leased Space, dated June 14, 2000, from the Company to GMT Corporation.	Filed electronically herewith.
10.20	Notice of Reduction of Leased Space, dated May 4, 2001, from the Company to GMT Corporation.	Filed electronically herewith.
10.21	Form of Change of Control Agreement entered into between the Company and Mr. Burke.	Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467).
10.22	Form of Change of Control Agreement entered into between the Company and Messrs. Carlson, Dobson, and Petersen.	Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.23	Employment Agreement by and between the Company and Curtis E. Petersen, dated December 3, 2001	Filed electronically herewith.
10.24	Employment Agreement, by and between the Company and Paul B. Burke, dated as of January 1, 1999.	Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.25	Commitment letter, dated March 24, 1998, from BT Alex. Brown for an unsecured revolving credit facility totaling $275 million.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998 (File No. 1-8467).
10.26	Credit Agreement, dated as of May 15, 1998, between the Company, Bankers Trust Company as Administrative Agent, NBD Bank as Documentation Agent and Various Lending Institutions.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467).
10.27	Amended and Restated Credit Agreement, dated as of June 25, 1998, among the Company, Several Banks, Bankers Trust Company as the Agent and a Lender and NBD Bank as Documentation Agent and a Lender.	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467).
10.28

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 23, 1998, among the Company, Several Banks, Bankers Trust Company as Agent and a Lender, NBD Bank as Documentation Agent and a Lender.

Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8467).
10.29

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 30, 1998, among the Company, Several Banks, Bankers Trust Company as Agent and a Lender, NBD Bank as Documentation Agent and a Lender.

Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.30

Amendment No. 3 to Amended and Restated Credit Agreement, Dated April 29, 1999, among the Company, Several Banks, Bankers' Trust Company as Agent and a Lender, NBD Bank as Documentation Agent and a Lender.

Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-8467).
10.31

Consent, Waiver and Fourth Amendment to Credit Agreement, dated December 21, 1999, among the Company, several banks, Bankers Trust Company as Agent and a Lender, Bank One (as assignee of NBD Bank) as agent and a Lender.

Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.32	BME Share Pledge Agreement, dated June 24, 1999, among the Company, Buckbee-Mears Europe and several banks.	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8467).
10.33	Amended and Restated Pledge Agreement, dated December 21, 1999, among the Company and Bankers Trust Company as Collateral Agent and a Lender.	Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.34	Release of Pledge, dated December 21, 1999, among the Company and Bankers Trust Company as Collateral Agent.	Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.35

Second Amendment and Restatement Agreement, dated as of October 12, 2001, by and among the Company, Bankers Trusty Company as Administrative Agent, Bank One, NA, as Documentation Agent and Various Lending Institutions.

Incorporated by reference to Exhibit 10.46 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.36	Security Agreement, dated as of October 12, 2001, between the Company, Bankers Trust Company as Administrative Agent, and U.S. Bank National Association	Incorporated by reference to Exhibit 10.47 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.37

Subsidiary Guarantor Security Agreement, dated as of October 12, 2001, among Vision-Ease Lens, Inc., Vision-Ease Lens Azusa, Inc., Bankers Trust Company, as Administrative Agent and U.S. Bank National Association.

Incorporated by reference to Exhibit 10.48 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.38	Amended and Restated Subsidiary Guarantee Agreement, dated as of October 12, 2001, made by Vision-Ease Lens, Inc. and Vision-Ease Lens Azusa, Inc.	Incorporated by reference to Exhibit 10.49 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.39	Second Amended and Restated Agreement, dated as of October 12, 201, made by the Company to Bankers Trust Company, as Collateral Agent.	Incorporated by reference to Exhibit 10.50 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.40	Mortgage Assignment of Leases and Rents and Fixture Filing, dated as of October 12, 2001, made by Vision-Ease Lens, Inc. to Bankers Trust Company, as Administrative Agent.	Incorporated by reference to Exhibit 10.51 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.41	Lease, dated October 29, 1997, by and among the Company and Meridian Crossings LLC (d/b/a Told Development Company).	Incorporated by reference to Exhibit 10.3 to the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-8467).
10.42

First Amendment to Lease, dated March 5, 2002, between OTR, an Ohio general partnership, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio and the Company.

Filed electronically herewith.
10.43	Commercial Lease, dated September 26, 2000, between Minnesota Logistics II, LLC and Vision-Ease Lens, Inc.	Filed electronically herewith.
21.1	Subsidiaries of the Registrant.	Filed electronically herewith.
23.1	Consent of Ernst & Young LLP, Independent Auditors.	Filed electronically herewith.
99.1	Press Release, dated November 19, 2001, announcing organizational changes.	Filed electronically herewith.
99.2	Press Release, dated January 21, 2002, announcing BMC to Report Fourth Quarter Results and Host Conference Call on Tuesday, February 5, 2002.	Filed electronically herewith.
99.3	Press Release, dated January 28, 2002, announcing BMC completes sale of Vision-Ease's Optifacts Division.	Filed electronically herewith.
99.4	Press Release, dated February 5, 2002, announcing fourth quarter and full year 2001 results.	Filed electronically herewith.
99.5	Press Release, dated February 15, 2002, announcing quarterly dividend.	Filed electronically herewith.