Form 10-Q
period 2002-03-31
BMC INDUSTRIES INC/MN/
filed 2002-05-15
CIK 215310

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended March 31, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition Period from to .

Commission File No. 1-8467

BMC INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0169210
(State of Incorporation)	(IRS Employer Identification No.)

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

[X] Yes	[ ] No

BMC Industries, Inc. has outstanding 27,035,325 shares of common stock as of May 13, 2002.  There is no other class of stock outstanding.

Exhibit Index Begins at Page 13

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements
BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	(Unaudited)
	March 31	December 31
ASSETS	2002	2001

Current assets
Cash and cash equivalents	$1,434	$1,941
Trade accounts receivable, net	38,795	35,024
Inventories	62,599	71,634
Deferred income taxes	10,333	10,250
Other current assets	6,570	4,197
Total current assets	119,731	123,046

Property, plant and equipment	280,950	281,916
Less accumulated depreciation	154,127	150,375
Property, plant and equipment, net	126,823	131,541
Deferred income taxes	3,683	7,166
Intangible assets, net	9,079	62,069
Other assets	7,860	7,924

Total assets	$267,176	$331,746

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term borrowings	$786	$854
Accounts payable	21,934	19,707
Income taxes payable	8,638	7,532
Accrued expenses and other liabilities	25,358	24,700
Total current liabilities	56,716	52,793

Long-term debt	127,756	141,314
Other liabilities	19,529	19,526
Deferred income taxes	1,451	1,602

Stockholders' equity
Common stock	46,828	46,786
Retained earnings	27,026	81,979
Accumulated other comprehensive loss	(12,056)	(12,180)
Other	(74)	(74)
Total stockholders' equity	61,724	116,511

Total liabilities and stockholders' equity	$267,176	$331,746

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	March 31
	2002	2001
Revenues	$68,626	$85,760
Cost of products sold	63,333	74,304
Gross margin	5,293	11,456
Selling expense	3,598	4,862
Administrative expense	1,355	1,338
Non-recurring charges	2,800	-
Income (loss) from operations	(2,460)	5,256
Other income (expense)
Interest expense	(2,632)	(3,041)
Interest income	47	56
Other income	3,742	783
Earnings (loss) before income taxes	(1,303)	3,054
Income tax expense	878	1,008
Earnings (loss) before income taxes and accounting change	(2,181)	2,046
Cumulative effective of change in accounting principle	52,704	-

Net earnings (loss)	$(54,885)	$2,046

Basic and diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$(0.08)	$0.07
Cumulative effect of change in accounting principle	(1.96)	-
Net earnings (loss)	$(2.04)	$0.07

Number of shares included in per share computation:
Basic	26,912	27,398
Diluted	26,912	27,633

Dividends declared per share	$0.0025	$0.015

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Three Months Ended
	March 31
	2002	2001
Net Cash Provided by (Used in) Operating Activities
Net earnings (loss)	$(54,885)	$2,046
Depreciation and amortization	5,574	5,973
Gain on sale of assets	(3,429)	-
Deferred income taxes	3,259	1,622
Accounting change - goodwill write-down	52,704	-
Changes in operating assets and liabilities	7,767	(13,735)
Total	10,990	(4,094)

Net Cash Provided by (Used in) Investing Activities
Additions to property, plant and equipment	(1,527)	(3,452)
Proceeds from sale of assets	3,685	-
Total	2,158	(3,452)

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(62)	(8)
Increase (decrease) in long-term debt	(13,558)	6,520
Cash dividends paid	(68)	(411)
Other	42	137
Total	(13,646)	6,238

Effect of exchange rate changes on cash and cash equivalents	(9)	(33)

Net decrease in cash and cash equivalents	(507)	(1,341)
Cash and cash equivalents at beginning of period	1,941	2,290

Cash and cash equivalents at end of period	$1,434	$949

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.       Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and the cash flows for the three month period ended March 31, 2002 and 2001.  Such adjustments are of a normal recurring nature.  The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2001 is derived from the audited balance sheet as of that date.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.       Restructuring

In February 2002, the Company announced its plans to close the Optical Products group's Azusa, California facility, sell the buildings and consolidate the operations into the Company's existing plants in Ramsey, Minnesota and Jakarta, Indonesia.  The total restructuring related costs recorded for the quarter ended March 31, 2002 were $2,800.  The following table details the restructuring reserve charges and account balance for the quarter.

	Severance & Related Costs	Property, Plant & Equipment	Contractual Obligations and Other	Total
Charged to operations and balance at March 31, 2002	$426	$1,517	$857	$2,800

In fourth quarter 2001, the Company announced restructuring initiatives in both of its business groups.  These restructuring initiatives resulted in the recording of total pre-tax restructuring related charges of $12,165.  The charges included $6,218 classified as restructuring, with $1,180 utilized in 2001, and $5,947 of inventory and other asset write-downs classified as cost of sales.  Through March 31, 2002, the Company has utilized $135 of the $5,038 restructuring reserve remaining at December 31, 2001, all of which is attributable to the Buckbee-Mears business segment.  The Company anticipates that substantially all of the remaining restructuring reserve will be utilized by year-end 2002.

The activity of the restructuring reserve for first quarter 2002 was as follows:

	Severance and Related Costs	Contractual Obligations and Other	Total
Restructuring reserve, December 31, 2001	3,309	1,729	5,038
Utilized first quarter 2002	(135)	-	(135)
Restructuring reserve, March 31, 2002	$3,174	$1,729	$4,903

The Company does not expect to record any additional restructuring charges related to the initiatives discussed above.

3.       Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill.  The Company adopted SFAS No. 142, effective January 1, 2002 andceased amortization of its goodwill balances.  However, intangible assets with finite lives will continue to be amortized over their estimated useful lives.

SFAS No. 142 also required the Company to complete an impairment review of its goodwill assets.  During the first quarter 2002, the Company completed its transitional impairment test using a discounted cash flow model required by SFAS No. 142 and determined that the goodwill in its Optical Products segment was impaired.  As such, the Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $52,704 on which the Company recognized no tax benefit.  The remaining intangible assets recorded on the accompanying condensed consolidated balance sheet at March 31, 2002 include patent costs and other intangible assets with finite lives.

A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS 142 as if it had been effective January 1, 2001 is provided below.

	Three Months Ended
	March 31, 2002	March 31, 2001
Reported net income (loss)	$(54,885)	$2,046
Add-back adjustment for accounting change	52,704
Add-back goodwill amortization, net of tax	-	304
Adjusted net income (loss)	$(2,181)	$2,350

Reported basic and diluted earnings (loss) per share	$(2.04)	$0.07
Add-back adjustment for accounting change	1.96
Add-back goodwill amortization, net of tax	-	0.01
Adjusted earnings (loss) per share	$(0.08)	$0.08

4.       Inventories

	March 31, 2002	December 31, 2001
Raw materials	$13,013	$16,857
Work in process	5,020	7,445
Finished goods	44,566	47,332
	$62,599	$71,634

5.       Derivative Financial Instruments

Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

Interest Rate Swap Agreement - At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements, which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At March 31, 2002, $50,000 of these swaps remained outstanding with the swaps expiring in May and June 2003.  At March 31, 2002, $2,096 of deferred net losses on the interest rate swap agreements were included in accumulated other comprehensive loss.

6.       Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, for the three-month periods ended March 31, 2002 and 2001 are as follows:

	2002	2001
Net earnings	$(54,885)	$2,046
Foreign currency translation adjustments	(611)	(1,802)
Gain (loss) on derivative instruments	735	(1,247)
Comprehensive (loss) income	$(54,761)	$(1,003)

Foreign currency translation adjustment for 2002 is primarily due to the strengthening of the U.S. dollar against the Euro during the quarter ended March 31, 2002.

7.       Segment Information

The Company has two business segments that manufacture and sell a variety of products:  Buckbee-Mears and Optical Products (operating under the Vision-Ease trade name).  Buckbee-Mears, made up of Mask Operations and Micro-Technology Operations, is a leading manufacturer of high-volume precision products for the entertainment, optical, high-tech, medical, defense and aerospace industries.  Mask Operations produces aperture masks, which are critical components of color television picture tubes.  Micro-Technology Operations is the leading producer of precision photo-etched metal and electroformed components that require fine features and tight tolerances.  Optical Products designs, manufactures and distributes polycarbonate, glass and hard-resin plastic eyeglass lenses.

The following is a summary of certain financial information relating to the two segments:

	Three Months Ended March 31
	Buckbee-Mears		Optical Products		Consolidated
	2002	2001	2002	2001	2002	2001

Revenues	$35,547	$51,230	$33,079	$34,530	$68,626	$85,760
Cost of products sold	33,105	45,186	30,228	29,118	63,333	74,304
Gross margin	2,442	6,044	2,851	5,412	5,293	11,456
Gross margin %	6.9%	11.8%	8.6%	15.7%	7.7%	13.4%
Selling expense	1,060	1,785	2,538	3,077	3,598	4,862
Non-recurring charges	-		2,800		2,800
Unallocated corporate
administration	-	-	-	-	1,355	1,338
Income from operations	$1,382	$4,259	$(2,487)	$2,335	(2,460)	5,256

Operating income %	3.9%	8.3%	(7.5)%	6.8%	(3.6)%	6.1%

Interest and other
income (expense), net					1,157	(2,202)

Earnings (loss) before income taxes and
accounting change					$(1,303)	$3,054

8.       Legal Matters

During the quarter ended March 31, 2002, the Company's Optical Products group fileda patent infringement lawsuit against Younger Mfg. Co., which operates under the name "Younger Optics", in the United States Court for the District of Minnesota.  We are seeking an injunction prohibiting manufacture, use, sale or offer for sale of polycarbonate polarizing lenses and an unspecified amount of damages.  No other material legal proceedings or environmental matters arose during the quarter and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

BMC INDUSTRIES, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2002 and 2001

Total revenues for the first quarter of 2002 of $68.6 million decreased by $17.2 million or 20% from the first quarter of 2001.  Revenues of the Buckbee-Mears group for the first quarter decreased 31%, or $15.7 million, from $51.2 million in 2001 to $35.5 million in 2002.  Sales of monitor masks decreased $9.3 million from first quarter 2001 as a result of the Company's migration out of the computer monitor mask market, which is expected to be completed by the end of the third quarter 2002.  Total sales of entertainment masks decreased 20% from first quarter 2001.  Sales of medium and large size entertainment masks (those 29" or smaller) decreased 28% over first quarter 2001as the group continued to experience a contracted market for television sets in North America, exacerbated by a draw down from inventory in the picture tube supply chain.  The group also continues to experience television mask price reductions.  This decline in sales was partially offset by an increase in sales of jumbo-size entertainment masks (those 30" and larger) in both North American and European markets.  In first quarter 2002, Micro-Technology Operations continued to experience negative sales comparisons to first quarter 2001.

Revenues of the Optical Products group were $33.1 million in the first quarter of 2002, down 4% from the prior year quarter sales of $34.5 million. Sales of high-end products (defined as polycarbonate, progressive and polarizing sun lenses) decreased 3% in first quarter 2002 over first quarter 2001 and accounted for 66% of total Optical Products group revenue in first quarter 2002 compared to 65% in first quarter 2001.  Overall high-end sales were down from last year, primarily due to sales declines in the SunSport® product line, which decreased 66% as a result of the group's decision to exit certain segments of this business.  Value-added product sales, excluding SunSport®, were up 5% during first quarter 2002 compared to first quarter 2001.

Cost of products sold were 92.3% of net sales for the first quarter 2002, compared to 86.6% in the same period of 2001.  Buckbee-Mears' gross margin percentage decreased from first quarter 2001 primarily due to unabsorbed costs related to the Micro-Technology lines in St. Paul and other unabsorbed costs in the Mask Operations as the Company completes its restructuring initiatives over the next few quarters. Buckbee-Mears also experienced price decreases in 2002 compared to the same quarter 2001.  The Optical Products group's gross margin decreased primarily due to manufacturing variances in the quarter.  The number of production starts was reduced by 13% at the Ramsey polycarbonate facility in first quarter 2002.  This reduction in manufacturing activity disrupted production yields, negatively impacted overhead and labor absorption rates and increased overall domestic manufacturing costs.  Management does not anticipate a recurrence of this situation in second quarter.

Selling expenses were $3.6 million or 5.2% of revenues and $4.9 million or 5.7% of revenues for the first quarter of 2002 and 2001, respectively.  Expenses in both business units have decreased due to cost reduction efforts associated with the restructuring initiatives.

With a lower average debt balance in 2002, interest expense in the first quarter of 2002 decreased $0.4million from the prior year quarter.

The sale of the Optical Products group's Optifacts software unit, which was completed and announced mid-January 2002, produced a gain of approximately $3.5 million on a pre-tax basis.

The provision for income taxes was an expense of $0.9 million on a loss before accounting change of $1.3 million for the first quarter 2002.  In first quarter 2002, the Company recorded an increase in its tax valuation reserve for foreign tax credits and NOL carryforwards, which resulted in additional tax expense for the quarter.  In the first quarter of 2001, the provision for income taxes was 33% of pre-tax income.  The tax rate is affected by the mix of domestic and foreign earnings.

RESTRUCTURING

In February 2002, the Company announced its plans to close the Optical Products group's Azusa, California facility.  As a result, restructuring related costs of $2.8 million were recorded in first quarter 2002.  The restructuring is discussed more fully in footnote 2.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142 and ceased amortization of goodwill balances.  The Company also completed its transitional impairment test on goodwill and recorded a write-off of its goodwill balances in the amount of $52.7 million.  The adoption of SFAS No. 142 is discussed more fully in footnote 3.

MARKET RISK

There were no significant changes in market risks from those disclosed in the Company's Form 10-K for the year ended December 31, 2001.

FOREIGN CURRENCY

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions.  The Company manufactures its products in the United States, Germany, Hungary and Indonesia and purchases products from Asian, as well as other foreign suppliers.  The Company sells its products in the United States and into various foreign markets.  The Company's sales are typically denominated in either the U.S. dollar or the European Union Euro.  Buckbee-Mears also has an indirect exposure to the Japanese yen and the Korean won because its most significant competitors are Japanese and Korean.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  In addition, sales of products overseas are affected by the value of the U.S. dollar relative to other currencies.  Long-term strengthening of the U.S. dollar may have an adverse effect on these sales and competitive conditions in the Company's markets and may limit the Company's ability to increase product pricing in times of adverse currency movements.

To manage the volatility relating to these exposures, the Company will utilize various derivative instruments, including foreign currency forward-exchange contracts and cross-currency swaps, when considered necessary.  The Company has no foreign currency forward-exchange contracts or cross-currency swaps outstanding as of March 31, 2002.

INTEREST RATE SWAPS

At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At March 31, 2002, $50 million of these swaps remained outstanding with the swaps expiring in May and June 2003.  These swaps are discussed more fully in footnote 5.

FINANCIAL POSITION AND LIQUIDITY

Debt decreased $13.6 million during the first three months of 2002due to cash generated from operations, working capital management and disposal of non-strategic assets.  Working capital decreased to $63.0 million at March 31, 2002 compared to $70.3 million at December 31, 2001 due to the working capital management referred to above and to the restructuring initiatives implemented in fourth quarter 2001 and in 2002.  The current ratio was 2.1 and 2.3 at March 31, 2002and December 31, 2001, respectively.  The ratio of debt to capitalization was 68% at March 31, 2002 compared to 55% at December 31, 2001.  The increase in debt to capitalization was due to the reduction in equity related to the goodwill accounting change recorded upon adoption of SFAS No. 142.

There were no significant changes in the Company's credit facilities during the quarter ended March 31, 2002.  The Company was in compliance with all covenants related to credit facilities at March 31, 2002.  The Company's domestic credit agreement, which has an aggregate commitment of $185 million, expires in May 2003.  The Company is pursuing an extension of the terms of its current credit agreement and expects that its financing requirements will be met for the next 12 months and beyond.  There is no assurance that the credit agreement will be extended or that alternative financing terms will be available, or if available will be on terms comparable to those in the current agreement.

ENVIRONMENTAL

There were no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

CAUTIONARY STATEMENTS

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undue reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, ability to extend credit terms or arrange alternative financing; ability to manage working capital and align costs with market conditions; continued imbalance in supply and demand for computer monitor masks; further aperture mask price declines; slowdown in growth of high-end lens products; rising raw material costs; ability to improve operating and manufacturing efficiencies through consolidation of facilities; ability to qualify new products with customers; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and LCD, plasma, projection and other types of visual displays; ability to source plastic lens product requirement from third parties; ability to gain market share of polycarbonate products both domestically and abroad, including growth in European sales through the operation of processing laboratories; new product development, introduction and acceptance; cost reduction and reorganization efforts; continued slowdown in growth for Micro-Technology products; ability to restructure the Micro-Technology Operations, transfer productionand diversify its customer and product base; the effect of regional or global economic slowdowns; the impact of domestic or global terrorism on consumer spending choices; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel.  Certain of these and other risks and uncertainties are more particularly described in "Item 1 - Business" of the Company's Form 10-K for the year ended December 31, 2001, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement.  These factors should not, however, be considered an exhaustive list.  The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.             Quantitative and Qualitative Disclosure About Market Risk.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9.

Part II:    OTHER INFORMATION

Item 1.	Legal Proceedings

With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of the "Notes to Condensed Consolidated Financial Statements".

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		10.1	Amendment to Executive Employment Agreement between BMC Industries, Inc. and Paul B. Burke, dated April 10, 2002 (filed herein).

		99.1	News Release, dated May 10, 2002, announcing quarterly dividend (filed herein).

		99.2	News Release, dated May 2, 2002, announcing Vision-Ease Lens, Inc. files patent infringement lawsuit against Younger Optics (filed herein).

		99.3	News Release, dated April 30, 2002, announcing the first quarter 2002 operating results (filed herein).

		99.4	News Release, dated April 16, 2002, announcing BMC Industries to report first quarter 2002 results and host conference call on Tuesday, April 30, 2002 (filed herein).

		99.5	News Release, dated March 27, 2002, announcing BMC hires new controller (filed herein).

	(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

/s/Curtis E. Petersen
Curtis E. Petersen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/Richard G. Faber
Richard G. Faber
Corporate Controller (Principal Accounting Officer)

Dated:  May 15, 2002