Form 10-Q
period 2002-06-30
BMC INDUSTRIES INC/MN/
filed 2002-08-14
CIK 215310

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended June 30, 2002.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition Period from ________ to________________.

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

    X   Yes                           ________ No

BMC Industries, Inc. has outstanding 27,074,850 share of common stock as of August 9, 2002. There is no other class of stock outstanding.

Exhibit Index Begins at Page 15

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30	December 31
ASSETS	2002	2001

Current assets
Cash and cash equivalents	$3,024	$1,941
Trade accounts receivable, net	33,812	35,024
Inventories	55,797	71,634
Deferred income taxes	10,421	10,250
Other current assets	3,910	4,197
Total current assets	106,964	123,046

Property, plant and equipment	269,975	281,916
Less accumulated depreciation	146,061	150,375
Property, plant and equipment, net	123,914	131,541
Deferred income taxes	4,233	7,166
Intangible assets, net	8,398	62,069
Other assets	6,282	7,924
Total assets	$249,791	$331,746
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term borrowings	$110,854	$854
Accounts payable	23,150	19,707
Income taxes payable	6,224	7,532
Accrued expenses and other current liabilities	24,595	24,700
Total current liabilities	164,823	52,793

Long-term debt	250	141,314
Other liabilities	21,091	19,526
Deferred income taxes	1,462	1,602

Stockholders' equity
Common stock	46,886	46,786
Retained earnings	24,657	81,979
Accumulated other comprehensive loss	(9,309)	(12,180)
Other	(69)	(74)
Total stockholders' equity	62,165	116,511

Total liabilities and stockholders' equity	$249,791	$331,746

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Revenues	$67,164	$78,720	$135,790	$164,480
Cost of products sold	61,575	66,763	124,908	141,067
Gross margin	5,589	11,957	10,882	23,413
Selling expense	3,400	4,505	6,998	9,367
Administration expense	1,897	1,418	3,252	2,756
Non-recurring charges	-	-	2,800	-
Income (loss) from operations	292	6,034	(2,168)	11,290
Other income and (expense)
Interest expense	(2,567)	(2,749)	(5,199)	(5,790)
Interest income	58	269	105	325
Other income (expense)	(1,098)	251	2,644	1,034
Income (loss) before income taxes	(3,315)	3,805	(4,618)	6,859
Income tax expense (benefit)	(1,013)	11,256	(135)	12,264
Loss before accounting change	(2,302)	(7,451)	(4,483)	(5,405)
Cumulative effect of change in accounting principle	-	-	52,704	-
Net loss	$(2,302)	$(7,451)	$(57,187)	$(5,405)

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(0.09)	$(0.27)	$(0.17)	$(0.20)
Cumulative effect of change in accounting principle	-	-	(1.96)	-
Net loss	$(0.09)	$(0.27)	$(2.13)	$(0.20)

Number of shares included in per share computation:
Basic and diluted	26,920	27,393	26,916	27,395

Dividends declared per share	$0.0025	$0.0150	$0.0050	$0.0300

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30
	2002	2001
Net Cash Provided by Operating Activities
Net loss	$(57,187)	$(5,405)
Depreciation and amortization	10,760	11,887
Gain on sale of assets	(3,429)	-
Deferred income taxes	2,565	11,909
Accounting change - goodwill write-down	52,704	-
Changes in operating assets and liabilities	23,848	(11,943)
Total	29,261	6,448

Net Cash Provided by (Used in) Investing Activities
Additions to property, plant and equipment	(3,130)	(8,431)
Proceeds from sale of assets	6,034	-
Total	2,904	(8,431)

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(52)	(95)
Increase (decrease) in long-term debt	(31,064)	1,662
Cash dividends paid	(136)	(823)
Other	105	193
Total	(31,147)	937

Effect of exchange rate changes on cash and cash equivalents	65	(30)

Net (decrease) increase in cash and cash equivalents	1,083	(1,076)
Cash and cash equivalents at beginning of period	1,941	2,290

Cash and cash equivalents at end of period	$3,024	$1,214

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.        Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and the cash flows for the six-month period ended June 30, 2002 and 2001. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended June 30, 2001 have been reclassified to conform to the presentation for the periods ended June 30, 2002. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2001 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.        Restructuring

In February 2002, the Company announced its plans to close the Optical Products segment's Azusa, California facility, sell the buildings and consolidate the operations into the Company's existing plants in Ramsey, Minnesota and Jakarta, Indonesia. The total restructuring-related costs recorded were $2,800 of which $2,216 has been utilized during the second quarter of 2002. The following table details the restructuring reserve charges and account balance for the quarter.

	Severance & Related Costs	Property, Plant & Equipment	Contractual Obligations and Other	Total
Charged to operations and balance at March 31, 2002	$426	$1,517	$857	$2,800
Utilized second quarter 2002	(136)	(1,517)	(563)	(2,216)
Balance, June 30, 2002	$290	$-	$294	$584

In fourth quarter 2001, the Company announced restructuring initiatives in both of its business groups. These restructuring initiatives resulted in the recording of total pre-tax, restructuring-related charges of $12,165. The charges included $6,218 classified as restructuring, with $1,180 utilized in 2001, and $5,947 of inventory and other asset write-downs classified as cost of sales. Through June 30, 2002, the Company has utilized $1,655 of the $5,038 restructuring reserve remaining at December 31, 2001, all of which is attributable to the Buckbee-Mears business segment. The Company anticipates that substantially all of the remaining restructuring reserve will be utilized by year-end 2002.

The activity of the restructuring reserve for the first six months of 2002 was as follows:

	Severance and Related Costs	Contractual Obligations and Other	Total
Restructuring reserve, December 31, 2001	3,309	1,729	5,038
Utilized first quarter 2002	(135)	-	(135)
Utilized second quarter 2002	(1,520)	-	(1,520)
Restructuring reserve, June 30, 2002	$1,654	$1,729	$3,383

The Company does not expect to record any additional restructuring charges related to the initiatives discussed above.

3.        Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. The Company adopted SFAS No. 142, effective January 1, 2002 and ceased amortization of its goodwill balances. However, intangible assets with finite lives continue to be amortized over their estimated useful lives.

SFAS No. 142 also required the Company to complete an impairment review of its goodwill assets. During the first quarter 2002, the Company completed its transitional impairment test using a discounted cash flow model required by SFAS No. 142 and determined that the goodwill in its Optical Products segment was impaired. As such, the Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $52,704 on which the Company recognized no tax benefit. The remaining intangible assets recorded on the accompanying condensed consolidated balance sheet at June 30, 2002 include patent costs and other intangible assets with finite lives.

A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 as if it had been effective January 1, 2001 is provided below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Reported net loss	$(2,302)	$(7,451)	$(57,187)	$(5,405)
Add-back adjustment for accounting change	-	-	52,704
Add-back goodwill amortization, net of tax	-	304	-	609
Adjusted net loss	(2,302)	(7,147)	(4,483)	(4,796)

Reported basic and diluted loss per share	(0.09)	(0.27)	(2.13)	(0.20)
Add-back adjustment for accounting change	-	-	1.96	-
Add-back goodwill amortization, net of tax	-	0.01	-	0.02
Adjusted loss per share	$(0.09)	$(0.26)	$(0.17)	$(0.18)

4.        Inventories

	June 30, 2002	December 31, 2001

Raw materials	$13,202	$16,857
Work in process	4,034	7,445
Finished goods	38,561	47,332
	$55,797	$71,634

5.        Derivative Financial Instruments

Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

Interest Rate Swap Agreement - At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements, which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%. At June 30, 2002, $50,000 of these swaps remained outstanding with the swaps expiring in May and June 2003. At June 30, 2002, $2,147 of deferred net losses on the interest rate swap agreements was included in Accumulated Other Comprehensive Loss.

6.        Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three and six-month periods ended June 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Net loss	$(2,302)	$(7,451)	$(57,187)	$(5,405)
Foreign currency translation adjustments	2,775	(933)	2,164	(2,722)
Gain (loss) on derivative instruments	(28)	(326)	707	(1,586)
Comprehensive income (loss)	$445	$(8,710)	$(54,316)	$(9,713)

Foreign currency translation adjustment for 2002 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the Euro against the U.S. dollar during the six-month period ended June 30, 2002.

7.        Valuation Reserve for Deferred Tax Asset

At June 30, 2002, the deferred tax valuation reserve is comprised of the following balances.

Carryforward reserve recorded in 2nd quarter 2001	$10,000
Carryforward reserve recorded in 4th quarter 2001	4,500
Carryforward reserve recorded in 2002	3,495
Tax benefit of temporary difference from accounting change recorded in 1st quarter 2002	18,849
$36,844

The need for the valuation reserve was driven by projections for future U.S. taxable income, which impacts the potential for realizing the benefits of the Company's carryovers. The statutory time period for using the carryovers on its income tax returns extends beyond the period the Company used to assess whether the carryovers may be realized for accounting purposes. If, at some time in the future, it is determined that all or a portion of the existing carryovers may be realized, the valuation reserve will be reduced accordingly.

8.        Segment Information

The Company has two operating segments that manufacture and sell a variety of products: Buckbee-Mears and Optical Products (operating under the Vision-Ease trade name.) Buckbee-Mears, made up of Mask Operations and Non-Mask Operations, manufactures high-volume precision products for the entertainment, optical, high-tech, medical, defense and aerospace industries. Mask Operations produces aperture masks, which are critical components of color television picture tubes. Non-Mask Operations produces precision photo-etched metal and electroformed components that require fine features and tight tolerances. Optical Products designs, manufactures and distributes polycarbonate, glass and hard-resin plastic eyeglass lenses.

The following is a summary of certain financial information relating to the two segments for the three-month period ended June 30, 2002:

	Three Months Ended June 30
	Buckbee-Mears		Optical Products		Consolidated
	2002	2001	2002	2001	2002	2001

Revenues	$37,383	$44,067	$29,781	$34,653	$67,164	$78,720
Cost of products sold	33,671	37,768	27,904	28,995	61,575	66,763
Gross margin	3,712	6,299	1,877	5,658	5,589	11,957
Gross margin %	9.9%	14.3%	6.3%	16.3%	8.3%	15.2%
Selling expense	1,023	1,246	2,377	3,259	3,400	4,505
Unallocated corporate
administration	-	-	-	-	1,897	1,418
Income (loss) from operations	$2,689	$5,053	$(500)	$2,399	292	6,034

Operating income (loss) %	7.2%	11.5%	(1.7)%	6.9%	0.4%	7.7%

Interest and other
expense, net					(3,607)	(2,229)

Income (loss) before
income taxes					$(3,315)	$3,805

The following is a summary of certain financial information relating to the two segments for the six-month period ended June 30, 2002:

	Six Months Ended June 30
	Buckbee-Mears		Optical Products		Consolidated
	2002	2001	2002	2001	2002	2001

Revenues	$72,930	$95,297	$62,860	$69,183	$135,790	$164,480
Cost of products sold	66,776	82,954	58,132	58,113	124,908	141,067
Gross margin	6,154	12,343	4,728	11,070	10,882	23,413
Gross margin %	8.4%	13.0%	7.5%	16.0%	8.0%	14.2%
Selling expense	2,083	3,031	4,915	6,336	6,998	9,367
Non-recurring charges	-	-	2,800	-	2,800	-
Unallocated corporate
administration	-	-	-	-	3,252	2,756
Income (loss) from operations	$4,071	$9,312	$(2,987)	$4,734	(2,168)	11,290

Operating income (loss) %	5.6%	9.8%	(4.8)%	6.8%	(1.6)%	6.9%

Interest and other
expense, net					(2,450)	(4,431)

Income (loss) before
income taxes					$(4,618)	$6,859

9.        Legal Matters

During 2002, the Company's Optical Products group filed a patent infringement lawsuit against Younger Mfg. Co., which operates under the name "Younger Optics", in the United States Court for the District of Minnesota. We are seeking an injunction prohibiting manufacture, use, sale or offer for sale of polycarbonate polarizing lenses and an unspecified amount of damages.  In June 2002, Ricardo Nunziatti, a shareholder of BMC, filed a shareholder derivative suit against the Company, Paul B. Burke, the Company's former Chairman of the Board and CEO, and the Company's independent directors.  Mr. Nunziatti's complaint asserts breach of fiduciary duty, abuse of control and waste of corporate assets.  In the complaint, Mr. Nunziatti demands the unwinding of a stock transaction between the Company and Mr. Burke, as well as payment of his attorney fees and other costs of bringing the suit.  In July 2002, the Company and the other defendants removed the case from Hennepin County District Court to the United States District Court for the District of Minnesota.  The Company has submitted the case to its insurance carrier for coverage under its Director and Officer Liability Policy.  Although this case is in the early stages of litigation, we do not anticipate that the Company will incur any material liability in connection with the lawsuit.

No other material legal proceedings or environmental matters arose during the quarter and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reserves are established for estimated loss contingencies when it is determined that a loss is probable and the amount of the loss can be reasonably estimated.  Reserves for contingent liabilities are based upon management's assumptions and estimates, as well as advice of legal counsel or other third parties regarding the probable outcome of the matter.  If circumstances change, different facts or information become known or the actual outcome differs from the assumptions, revision to the estimated reserves would be recorded and reflected in income in the period in which these changes occur.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

BMC INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2002 and 2001

Total revenues for the second quarter of 2002 decreased by $11.6 million or 15% from the second quarter of 2001.  Revenues of the Buckbee-Mears group for the second quarter decreased $6.7 million, or 15%, from $44.1 million in 2001 to $37.4 million in 2002.  Total mask sales were down for the quarter compared to the prior year's quarter due to the Company's exit from the computer monitor mask business segment.  Sales of computer monitor masks decreased $7.2 million year over year.  Sales of entertainment masks increased $0.7 million, or 2%, in second quarter 2002 as compared to second quarter 2001.  The television market appears to have stabilized during the quarter and this trend is expected to continue in the balance of the year.

The Optical Products group reported sales of $29.8 million in the second quarter of 2002, down 14%, or $4.9 million, over the prior year quarter. Optical Products sales were negatively impacted by polycarbonate manufacturing issues, exacerbated by the closing of the Azusa, California facility, which hampered the ability to fully meet customer demand, constraining sales and increasing backorders. Sales of the group's high-end, value-added products (including polycarbonate progressive and polarizing sun lenses) decreased 9% from second quarter 2001 and accounted for 69% of total second quarter 2002 revenues, as compared to 66% of total second quarter revenues in 2001. While overall polycarbonate sales declined, sales growth was experienced in some key premium polycarbonate product categories, such as a 16% increase in Tegra-coated polycarbonate lenses and a 9% increase in sales of photochromic polycarbonate lenses.  In addition, plastic and glass lens sales were down 36% and 21%, respectively in second quarter 2002 as compared to the prior year quarter.  The decrease in plastic lens sales resulted from short-term supply issues with our overseas manufacturing partner. Glass lens sales are expected to continue to decline as the market for this lens material contracts.

Cost of products sold were 92% of net sales for the second quarter of 2002, compared to 85% in the same period of 2001. The Buckbee-Mears margins were impacted by the shutdown of the computer mask lines as the Company implements its strategic decision to exit the computer monitor mask market. The Optical Products gross margin percentage was impacted by the manufacturing issues discussed earlier and the decline in sales of higher margin polycarbonate and glass products.

Selling expenses were $3.4 million or 5% of revenues and $4.5 million or 6% of revenues for the second quarter of 2002 and 2001, respectively. Selling expenses decreased as a result of cost reduction and restructuring efforts in both business segments.

Interest expense in the second quarter of 2002 was slightly lower than second quarter 2001. The favorable impact from decreases in the debt level was offset by increases in the interest rate.

Other income (expense) in the second quarter of 2002 is primarily foreign exchange loss of $1 million. This loss is from foreign exchange adjustments on receivables of U.S. dollar denominated sales in Europe and foreign exchange losses on certain transfers of funds for operating expenses.

The provision for income taxes was 1% and 33% of pre-tax income in the second quarter of 2002 and 2001, respectively, excluding the adjustment to the tax valuation reserve, as discussed further in footnote 7.  The tax rate is a function of the Company's domestic and foreign earnings mix and can fluctuate from quarter to quarter.

Comparison of six months ended June 30, 2002 and 2001

Total revenues for the first six months of 2002 decreased by $28.7 million, or 17%, from the first six months of 2001. Revenues of the Buckbee-Mears group for the six-month period decreased 23% from the prior year period. Sales of computer monitor masks decreased $15.3 million year over year due to the Company's exit from the computer monitor mask business. Sales of entertainment masks declined $6.3 million from 2001 as a result of the economic downturn and a general softening of the television mask market. Non-mask sales were $1.2 million lower year over year because of the decrease in customer base. Revenues of the Optical Products group were down $6.3 million, or 9% due mainly to manufacturing issues constraining sales, which were discussed above. In addition, sales in the SunSport product line declined 62% from 2001 as a result of the Company's decision to exit certain segments of this business.

Cost of products sold were 92% and 86% of net sales for the first six months of 2002 and 2001, respectively. The Buckbee-Mears margins were impacted by the shutdown of the computer mask lines as the Company implements its strategic decision to exit the computer monitor mask market. Optical Products manufacturing issues also increased the cost of products sold percentage.

Selling expenses were $7.0 million, or 5%, of revenues and $9.4 million, or 6%, of revenues for the first six months of 2002 and 2001, respectively. Selling expenses decreased as a result of cost reduction and restructuring efforts in both business segments.

Interest expense in the first six months of 2002 was $5.2 million compared to $5.8 million in the first six months of 2001. This decrease is due to lower debt levels in 2002, offset somewhat by higher interest rates in the second quarter.

Other income for the first six months of 2002 includes a $3.5 million gain related to the sale of the Optical Products segment's Optifacts software unit, partially offset by foreign exchange losses on European receivables and funds transfers and discussed previously.

The provision for income taxes was 79% and 33% of pre-tax income for the first six months of 2002 and 2001, respectively, excluding the adjustment to the tax valuation reserves, as discussed further in footnote 7. The tax rate is a function of the Company's domestic and foreign earnings mix and can fluctuate from quarter to quarter.

RESTRUCTURING

In February 2002, the Company announced its plans to close the Optical Products segment's Azusa, California facility.  As a result, restructuring related costs of $2.8 million were recorded in first quarter 2002.  The restructuring is discussed more fully in footnote 2.

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

To manage the volatility relating to these exposures, the Company utilizes from time to time various derivative instruments, including foreign currency forward-exchange contracts. These derivative instruments are discussed more fully in footnote 3.

INTEREST RATE SWAPS

At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements that provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%. At June 30, 2002, $50 million of these swaps remained outstanding with the swaps expiring in May and June 2003. These swaps are discussed more fully in footnote 5.

FINANCIAL POSITION AND LIQUIDITY

Debt decreased $31.1 million from $142.2 million to $111.1 million during the first six months of 2002 from working capital reduction initiatives and sales of non-strategic assets. Working capital was a negative $57.9 million at June 30, 2002 compared to $70.3 million at December 31, 2001. The decrease in working capital is the result of reclassification of $110 million of long-term debt to current liabilities at the end of the quarter. The Company's credit facilities are discussed below. The current ratio was 0.6 and 2.3 at June 30, 2002 and December 31, 2001, respectively. The ratio of debt to capitalization was 64% at June 30, 2002 compared to 55% at December 31, 2001.

At June 30, 2002, the majority of the Company's long-term debt was reclassified to short-term borrowings, as a result of the debt being due within one year's time (May 15, 2003.) The Company is currently in discussions with its lenders on an amendment to extend its existing senior credit facilities. If and when an agreement is finalized, a majority of these short-term borrowings will be reclassified back to long-term debt. The Company was in compliance with all covenants related to credit facilities as of June 30, 2002. The Company expects that its financing requirements will be met for the next 12 months and beyond.  However, management cannot be certain that the Company will be able to amend the existing credit agreement, obtain additional financing on acceptable terms, or at all.  If the Company is unable to obtain sufficient funds on acceptable terms when they are needed, it could have a material adverse effect on our financial condition.

ENVIRONMENTAL

There were no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OTHER

As announced on May 15, 2002, Paul B. Burke resigned as Chairman and CEO of BMC Industries, Inc. Mr. Burke will continue employment at the Company in a more limited advisory capacity through December 31, 2002. Salary and benefits for Mr. Burke are expensed as paid each month through December 31, 2002.

CAUTIONARY STATEMENTS

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undue reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, ability to manage working capital and align costs with market conditions; further aperture mask price declines; slowdown in growth of, or price reductions in, high-end lens products; fluctuations in currency exchange rates; rising raw material costs; ability to improve operating and manufacturing efficiencies through consolidation of facilities. These and other risks and uncertainties are more particularly described in "Item 1 - Business" of the Company's Form 10-K for the year ended December 31, 2001, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.             Quantitative and Qualitative Disclosure About Market Risk.

                        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11.

Part II:  OTHER INFORMATION

Item 1.       Legal Proceedings.

With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 11 and Note 9 of the "Notes to Condensed Consolidated Financial Statements" on page 10.

Item 4.      Submission of Matters to a Vote of Securities Holders.

The Company's 2002 Annual Meeting of Stockholders was held on May 9, 2002. One matter was submitted to a vote of stockholders: Election of certain members of the Company's Board of Directors.

The nominees for election to the Company's Board of Directors, as listed in the Company's Proxy Statement dated March 29, 2002 were elected for two-year terms at that meeting. Voting for the individual nominees was as follows:

Nominee	Votes For	Votes Withheld or Against

Mr. Paul B. Burke	23,874,911	1,540,608
Dr. H. Ted Davis	24,245,225	1,170,294
Mr. Harry A. Hammerly
	24,244,806	1,170,713

The following directors did not stand for election this year because their terms of office continued after the meeting: Mr. John H. Castro and Mr. Joe E. Davis.

Item 6.       Exhibits and Reports on Form 8-K.

        (a)      Exhibits

99.1	News Release, dated July 30, 2002, announcing second quarter 2002 results (filed herein).

99.2	News Release, dated July 16, 2002, announcing BMC Industries to report second quarter 2002 results and host conference call on Tuesday, July 30, 2002 (filed herein).

99.3	News Release, dated July 15, 2002, Vision-Ease Lens announces licensing of its polycarbonate polarizing lens technology (filed herein).

99.4	News Release, dated June 20, 2002 announcing BMC Industries, Inc. completes sale of portions of its Micro-Technology business (filed herein).

99.5	News Release, dated June 11, 2002, announcing Vision-Ease Tegra® polycarbonate lenses offer multiple advantages for kids (filed herein).

99.6	News Release, dated June 4, 2002, announcing Vision-Ease Lens earns "best selling polycarbonate lens" honors (filed herein).

99.7	News Release, dated May 15, 2002, announcing BMC Industries change of leadership (filed herein).

        (b)            Reports on Form 8-K.

The Company filed a Form 8-K on June 12, 2002, reporting the employee agreement between BMC Industries, Inc. and Douglas Hepper as of May 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.
Dated: August 14, 2002	/s/ Richard G. Faber Richard G. Faber Corporate Controller (Principal Accounting Officer)

Certification

Each of the undersigned hereby certifies in his capacity as an officer of BMC Industries, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

/s/ Douglas C. Hepper Douglas C. Hepper Chairman and Chief Executive Officer
/s/ Curtis E. Petersen Curtis E. Petersen Senior Vice President and Chief Financial Officer
Dated: August 14, 2002