Form 10-Q
period 2002-11-14
BMC INDUSTRIES INC/MN/
filed 2002-11-15
CIK 215310

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended September 30, 2002.

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

    X   Yes                           ________ No

BMC Industries, Inc. has outstanding 27,074,850 share of common stock as of November 11, 2002. There is no other class of stock outstanding.

Exhibit Index Begins at Page 16

PART I:  FINANCIAL INFORMATION

Item 1: Financial Statements

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited)
	September 30	December 31
ASSETS	2002	2001

Current assets
Cash and cash equivalents	$1,339	$1,941
Trade accounts receivable, net	29,884	35,024
Inventories	55,634	71,634
Deferred income taxes	7,973	10,250
Other current assets	4,849	4,197
Total current assets	99,679	123,046

Property, plant and equipment	271,914	281,916
Less accumulated depreciation	150,762	150,375
Property, plant and equipment, net	121,152	131,541
Deferred income taxes	4,942	7,166
Intangible assets, net	9,103	62,069
Other assets	6,356	7,924
Total assets	$241,232	$331,746
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term borrowings	$707	$854
Current portion of long term debt	13,000	-
Accounts payable	21,841	19,707
Income taxes payable	2,969	7,532
Accrued expenses and other current liabilities	20,446	24,700
Total current liabilities	58,963	52,793

Long-term debt, less current portion	99,604	141,314
Other liabilities	21,320	19,526
Deferred income taxes	2,699	1,602

Stockholders' equity
Common stock	46,921	46,786
Retained earnings	20,472	81,979
Accumulated other comprehensive loss	(8,678)	(12,180)
Other	(69)	(74)
Total stockholders' equity	58,646	116,511

Total liabilities and stockholders' equity	$241,232	$331,746

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Revenues	$57,390	$73,339	$193,180	$237,819
Cost of products sold	52,176	70,786	177,084	211,853
Gross margin	5,214	2,553	16,096	25,966
Selling expense	3,176	4,209	10,174	13,576
Administration expense	1,484	1,042	4,736	3,798
Non-recurring charges	-	-	2,800	-
Income (loss) from operations	554	(2,698)	(1,614)	8,592
Other income and (expense)
Interest expense	(2,427)	(3,014)	(7,626)	(8,804)
Interest income	67	63	172	388
Other income (expense)	(166)	(509)	2,478	525
Income (loss) before income taxes	(1,972)	(6,158)	(6,590)	701
Income tax expense (benefit)	2,213	(2,012)	2,078	10,252
Loss before accounting change	(4,185)	(4,146)	(8,668)	(9,551)
Cumulative effect of change in accounting principle	-	-	52,704	-
Net loss	$(4,185)	$(4,146)	$(61,372)	$(9,551)

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(0.16)	$(0.15)	$(0.32)	$(0.35)
Cumulative effect of change in accounting principle	-	-	(1.96)	-
Net loss	$(0.16)	$(0.15)	$(2.28)	$(0.35)

Number of shares included in per share computation:
Basic and diluted	26,951	27,101	26,928	27,296

Dividends declared per share	$0.000	$0.015	$0.005	$0.045

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30
	2002	2001
Net Cash Provided by Operating Activities
Net loss	$(61,372)	$(9,551)
Depreciation and amortization	15,846	17,744
Gain on sale of assets	(3,429)	-
Deferred income taxes	5,549	9,364
Accounting change - goodwill write-down	52,704	-
Changes in operating assets and liabilities	17,931	(12,342)
Total	27,229	5,215

Net Cash Provided by (Used in) Investing Activities
Additions to property, plant and equipment	(4,957)	(12,455)
Proceeds from sale of assets	6,034	-
Total	1,077	(12,455)

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(204)	(179)
Increase (decrease) in long-term debt	(28,710)	6,934
Cash dividends paid	(203)	(1,234)
Other	140	268
Total	(28,977)	5,789

Effect of exchange rate changes on cash and cash equivalents	69	20

Net decrease in cash and cash equivalents	(602)	(1,431)
Cash and cash equivalents at beginning of period	1,941	2,290

Cash and cash equivalents at end of period	$1,339	$859

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1.    Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations and the cash flows for the nine-month periods ended September 30, 2002 and 2001. Such adjustments are of a normal recurring nature. Certain items in the financial statements for the periods ended September 30, 2001 have been reclassified to conform to the presentation for the periods ended September 30, 2002. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2001 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Restructuring

In February 2002, the Company announced its plans to close the Optical Products segment's Azusa, California facility, sell the buildings and consolidate the operations into the Company's existing plants in Ramsey, Minnesota and Jakarta, Indonesia. The total restructuring-related costs recorded were $2,800 of which $2,499 has been utilized during the nine-month period ended September 30, 2002. The following table details the restructuring reserve charges and account balance as of September 30, 2002.

	Severance & Related Costs	Property, Plant & Equipment	Contractual Obligations and Other	Total
Balance at March 31, 2002	$426	$1,517	$857	$2,800
Utilized second quarter 2002	(136)	(1,517)	(563)	(2,216)
Utilized third quarter 2002	(136)	-	(147)	(283)
Balance, Sept. 30, 2002	$154	$-	$147	$301

In fourth quarter 2001, the Company announced restructuring initiatives in both of its business groups.  These restructuring initiatives resulted in the recording of total pre-tax, restructuring-related charges of $12,165. The charges included $6,218 classified as restructuring, with $1,180 utilized in 2001, and $5,947 of inventory and other asset write-downs classified as cost of sales. Through September 30, 2002, the Company has utilized $2,548 of the $5,038 restructuring reserve remaining at December 31, 2001, all of which was attributable to the Buckbee-Mears business segment. The Company anticipates that substantially all of the remaining restructuring reserve will be utilized by year-end 2002.

The activity of the restructuring reserve for the first nine months of 2002 was as follows:

	Severance and Related Costs	Contractual Obligations and Other	Total
Restructuring reserve, December 31, 2001	3,309	1,729	5,038
Utilized first quarter 2002	(135)	-	(135)
Utilized second quarter 2002	(1,520)	-	(1,520)
Utilized third quarter 2002	(743)	(111)	(854)
Changes in estimates	(39)	-	(39)
Restructuring reserve, Sept. 30, 2002	$872	$1,618	$2,490

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

SFAS No. 142 also required the Company to complete an impairment review of its goodwill assets. During the first quarter 2002, the Company completed its transitional impairment test using a discounted cash flow model required by SFAS No. 142 and determined that the goodwill in its Optical Products segment was impaired. As such, the Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $52,704 on which the Company recognized no tax benefit. The remaining intangible assets recorded on the accompanying condensed consolidated balance sheet at September 30, 2002 include patent costs and other intangible assets with finite lives.

A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 as if it had been effective January 1, 2001 is provided below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Reported net loss	$(4,185)	$(4,146)	$(61,372)	$(9,551)
Add-back adjustment for accounting change	-	-	52,704
Add-back goodwill amortization, net of tax	-	304	-	913
Adjusted net loss	(4,185)	(3,842)	(8,668)	(8,638)

Reported basic and diluted loss per share	(0.16)	(0.15)	(2.28)	(0.35)
Add-back adjustment for accounting change	-	-	1.96	-
Add-back goodwill amortization, net of tax	-	0.01	-	0.03
Adjusted loss per share	$(0.16)	$(0.14)	$(0.32)	$(0.32)

4.    Inventories

	September 30, 2002	December 31, 2001

Raw materials	$12,735	$16,857
Work in process	5,188	7,445
Finished goods	37,711	47,332
	$55,634	$71,634

5.    Derivative Financial Instruments

Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

Interest Rate Swap Agreement - At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements, which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%. At September 30, 2002, $50,000 of these swaps remained outstanding with the swaps expiring in May and June 2003. At September 30, 2002, $1,779 of deferred net losses on the interest rate swap agreements was included in Accumulated Other Comprehensive Loss.

6.    Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three and nine-month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Net loss	$(2,703)	$(4,146)	$(61,372)	$(9,551)
Foreign currency translation adjustments	263	2,028	2,427	(707)
Gain (loss) on derivative instruments	368	(351)	1,075	(1,924)
Comprehensive income (loss)	$(2,072)	$(2,469)	$(57,870)	$(12,182)

Foreign currency translation adjustment for 2002 is primarily due to the change in cumulative translation adjustment resulting from the strengthening of the Euro against the U.S. dollar during the nine-month period ended September 30, 2002.

7.    Valuation Reserve for Deferred Tax Asset

At September 30, 2002, the deferred tax valuation reserve is comprised of the following balances.

Carryforward reserve recorded in 2001	$14,500
Carryforward reserve recorded in 2002	5,623
Tax benefit of temporary difference from accounting change recorded in first quarter 2002	18,849
$38,972

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

8.    Debt

During the quarter ended September 30, 2002, the Company amended its domestic credit agreement (the Agreement) and extended the termination date of the credit agreement from May 2003 to May 2004. The Agreement reduced the aggregate loan commitment from $185 million to $145 million and converted certain previously outstanding revolving loans to term loans. This Agreement is secured by a pledge of common stock of the Company's subsidiaries, an intercompany note from one of the Company's European holding companies, security interests in certain assets, including domestic receivables, inventories and machinery and equipment, as well as mortgages on its real property located in Ramsey, Minnesota and Cortland, New York.

Borrowings under the Agreement typically bear interest at the Eurodollar rate plus a spread ranging from 3.25% to 5.75%. This spread will increase 50 basis points, respectively, after July 1, 2003. In addition, the Company pays a commitment fee of 0.075% on unborrowed funds. Under terms of the Agreement, the Company must meet certain financial covenants, including maintaining a minimum specified consolidated net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum level of capital expenditures. The Company was in compliance with all covenants under the Agreement at September 30, 2002.

9.    Segment Information

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

The following is a summary of certain financial information relating to the two segments for the three-month period ended September 30, 2002:

	Three Months Ended September 30
	Buckbee-Mears		Optical Products		Consolidated
	2002	2001	2002	2001	2002	2001

Revenues	$31,786	$39,719	$25,604	$33,620	$57,390	$73,339
Cost of products sold	28,818	42,284	23,358	28,502	52,176	70,786
Gross margin	2,968	(2,565)	2,246	5,118	5,214	2,553
Gross margin %	9.3%	(6.5)%	8.8%	15.2%	9.1%	3.5%
Selling expense	807	1,332	2,369	2,877	3,176	4,209
Unallocated corporate
administration	-	-	-	-	1,484	1,042
Income (loss) from operations	$2,161	$(3,897)	$(123)	$2,241	554	(2,698)
Operating income (loss) %	6.8%	(9.8)%	(0.5)%	6.7%	1.0%	(3.7)%

Interest and other
expense, net					(2,526)	(3,460)

Loss before
income taxes					$(1,972)	$(6,158)

The following is a summary of certain financial information relating to the two segments for the nine-month period ended September 30, 2002:

	Nine Months Ended September 30
	Buckbee-Mears		Optical Products		Consolidated
	2002	2001	2002	2001	2002	2001

Revenues	$104,716	$135,016	$88,464	$102,803	$193,180	$237,819
Cost of products sold	95,594	125,238	81,490	86,615	177,084	211,853
Gross margin	9,122	9,778	6,974	16,188	16,096	25,966
Gross margin %	8.7%	7.2%	7.9%	15.7%	8.3%	10.9%
Selling expense	2,890	4,363	7,284	9,213	10,174	13,576
Non-recurring charges	-	-	2,800	-	2,800	-
Unallocated corporate
administration	-	-	-	-	4,736	3,798
Income (loss) from operations	$6,232	$5,415	$(3,110)	$6,975	(1,614)	8,592
Operating income (loss) %	6.0%	4.0%	(3.5)%	6.8%	(0.8)%	3.6%

Interest and other
expense, net					(4,976)	(7,891)

Income (loss) before
income taxes					$(6,590)	$701

10.    Legal Matters and Contingent Liabilities

During 2002, the Company's Optical Products group filed a patent infringement lawsuit against Younger Mfg. Co., which operates under the name "Younger Optics", in the United States Court for the District of Minnesota. The Company is seeking an injunction prohibiting manufacture, use, sale or offer for sale of polycarbonate polarizing lenses and an unspecified amount of damages.

In June 2002, Riccardo Nunziati, a shareholder of BMC, filed a shareholder derivative suit against the Company, Paul B. Burke, the Company's former Chairman of the Board and CEO, and the Company's independent directors. Mr. Nunziati's complaint asserts breach of fiduciary duty, abuse of control and waste of corporate assets. In the complaint, Mr. Nunziati demands the unwinding of a stock transaction between the Company and Mr. Burke, as well as payment of his attorney fees and other costs of bringing the suit. In July 2002, the Company and the other defendants removed the case from Hennepin County District Court to the United States District Court for the District of Minnesota. The Company has submitted the case to its insurance carrier for coverage under its Directors and Officer Liability Policy. In October 2002 the Company entered into an agreement to settle the lawsuit. Under the terms of the settlement, the Company will review and enhance existing corporate governance policies, provide the plaintiff with opportunities for input on these enhancements and consider the plaintiff's recommendations for candidates to serve on the Company's board of directors. The settlement is in the process of being certified by a judge.

In August 2002, the Company initiated arbitration proceedings against China-based China National Electronics Import and Export Corp. (CEIEC) and Yantai Zhenghai Electronic Shadow Mask Co., Ltd. (Yantai) seeking monetary damages and injunctive relief for alleged violation by Yantai of multiple terms of a license agreement between CEIEC, Yantai and the Company's Buckbee-Mears group.

In September 2002, the Company reached a preliminary agreement with the Environmental Protection Agency regarding the Resource Conservation Recovery Act. The settlement relates primarily to past housekeeping practices at the Company's St. Paul facility. Under the settlement agreement, the Company will make four equal payments over the next two years. The settlement was expensed in third quarter 2002. The accrued liability of $244 is included in accrued expenses on the balance sheet.

No other material legal proceedings or environmental matters arose during the quarter and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reserves are established for estimated loss contingencies when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. Reserves for contingent liabilities are based upon management's assumptions and estimates, as well as advice of legal counsel or other third parties regarding the probable outcome of the matter.  If circumstances change, different facts or information become known or the actual outcome differs from the assumptions, revision to the estimate reserves would be recorded and reflected in income in the period in which these changes occur.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

BMC INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2002 and 2001

Total revenues for the third quarter of 2002 decreased by $15.9 million or 22% from the third quarter of 2001.

Revenues of the Buckbee-Mears group for the third quarter decreased $7.9 million, or 20%, from $39.7 million in 2001 to $31.8 million in 2002.  Total mask sales were down for the quarter compared to the prior year's quarter primarily due to the Company's exit from the computer monitor mask business segment.  Sales of computer monitor masks decreased $6.1 million year over year.  Total television mask revenues decreased 3% from 2001 mostly due to year-over-year price decreases and a shift in sales from higher priced invar masks to lower priced steel masks.

Revenues of the Optical Products group for the third quarter decreased $8.0 million, or 24%, from $33.6 million in 2001 to $25.6 million in 2002.  Total polycarbonate lens sales declined $3.2 million, compared to third quarter 2001.  Polycarbonate production problems hampered the group's ability to fully meet customer demand, constraining sales and increasing backorders.  Sales in the Sunsport® polycarbonate product line were $1.9 million lower than in third quarter 2001 as a result of the Company's decision to exit certain segments of this business.  Plastic lens sales decreased $2.6 million, and glass lens sales declined $0.8 million.

Cost of products sold were 91% of net sales for the third quarter of 2002, compared to 97% in the same period of 2001.

The improvement in margins quarter over quarter can be attributed to the Buckbee-Mears segment, which reported a cost of products sold percentage of 91% in third quarter 2002 compared to 106% in third quarter 2001. Margins in 2001 were negatively impacted by costs associated with reduced manufacturing activity from extended maintenance shutdowns and by workforce reduction efforts during the third quarter 2001 at the Cortland, New York and Mullheim, Germany facilities.

The Optical Products cost of sales increased from 85% in third quarter 2001 to 91% in third quarter 2002.  While the group experienced some improvement in manufacturing performance during the third quarter, polycarbonate production issues experienced in the first half of the year negatively affected cost of sales.

Selling expenses were $3.2 million or 6% of revenues and $4.2 million or 6% of revenues for the third quarter of 2002 and 2001, respectively.  Selling expenses decreased as a result of lower sales as well as cost reduction and restructuring efforts in both business segments.

Interest expense in the third quarter of 2002 was lower than third quarter 2001 due to decreases in the debt level and Eurodollar interest rates, partially offset by increases in the Company's credit spread.

Other income (expense) in the third quarter of 2002 includes foreign exchange losses from foreign exchange adjustments on receivables of U.S. dollar denominated sales in Europe and foreign exchange losses on certain transfers of funds for operating expenses.

The provision for income taxes was (4%) and 33% of pre-tax loss in the third quarter of 2002 and 2001, respectively, excluding the adjustment to the tax valuation reserve, as discussed further in footnote 7.  The tax rate is a function of the Company's domestic and foreign earnings mix and can fluctuate from quarter to quarter.

Comparison of nine months ended September 30, 2002 and 2001

Total revenues for the first nine months of 2002 decreased by $44.6 million, or 19%, from the first nine months of 2001.  Revenues of the Buckbee-Mears group for the nine-month period decreased 22% from the prior year period.  Sales of computer monitor masks decreased $21.4 million year over year due to the Company's exit from the computer monitor mask business.  Sales of entertainment masks declined $7.3 million from 2001 as a result of the economic downturn, softening of the television mask market and year-over-year price declines.  Revenues of the Optical Products group were down $14.3 million, or 14% due mainly to manufacturing issues constraining sales, which were discussed above.  In addition, sales in the SunSport polycarbonate product line declined 72% from 2001 as a result of the Company's decision to exit certain segments of this business.

Cost of products sold were 92% and 89% of net sales for the first nine months of 2002 and 2001, respectively.  The Buckbee-Mears costs of sales were 91% in 2002 compared to 93% for the same period in 2001.  Results for 2002 were impacted by the shutdown of the monitor mask lines. Reduced production levels during the third quarter in Cortland and Mullheim impacted results for 2001. Optical Products cost of sales increased from 84% in 2001 to 92% in 2002 due to manufacturing issues discussed earlier.

Selling expenses were $10.2 million, or 5%, of revenues and $13.6 million, or 6%, of revenues for the first nine months of 2002 and 2001, respectively.  Selling expenses decreased as a result of cost reduction and restructuring efforts in both business segments.

Interest expense in the first nine months of 2002 was $7.6 million compared to $8.8 million in the first nine months of 2001.  This decrease is due to lower debt levels and Eurodollar rates in 2002, offset somewhat by higher credit spreads for the period.

Other income for the first nine months of 2002 includes a $3.4 million gain related to the sale of the Optical Products segment's Optifacts software unit, partially offset by foreign exchange losses on European receivables and funds transfers as discussed previously.

The provision for income taxes was 54% and 36% of pre-tax income (loss) for the nine-month period of 2002 and 2001, respectively, excluding the adjustment to the tax valuation reserves, as discussed further in footnote 7.  The tax rate is a function of the Company's domestic and foreign earnings mix and can fluctuate from period to period.

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

INTEREST RATE SWAPS

At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements that provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At September 30, 2002, $50 million of these swaps remained outstanding with the swaps expiring in May and June 2003. These swaps are discussed more fully in footnote 5.

FINANCIAL POSITION AND LIQUIDITY

Debt decreased $28.9 million from $142.2 million to $113.3 million during the first nine months of 2002 primarily from working capital reduction initiatives and sales of non-strategic assets.  Working capital was $40.7 million at September 30, 2002 compared to $70.3 million at December 31, 2001.  The current ratio was 2.2 and 2.3 at September 30, 2002 and December 31, 2001, respectively.  The ratio of debt to capitalization was 66% at September 30, 2002 compared to 55% at December 31, 2001.

In September 2002, the Company amended its domestic credit agreement (the Agreement) and extended the termination date of the credit facility from May 2002 to May 2004.  The Agreement reduced the aggregate loan commitment from $185 million to $145 million and converted certain previously outstanding revolving loans to term loans. As of September 30, 2002, the Company's term loan balance is $117.5 million with $5.1 million drawn on the available $35 million revolver.  Debt is discussed more fully in footnote 8.

ENVIRONMENTAL

In September 2002, the Company reached a preliminary agreement with the Environmental Protection Agency regarding the Resource Conservation Recovery Act. The settlement relates primarily to past housekeeping practices at the Company's St. Paul facility.  Under the settlement agreement, the Company will make four equal payments over the next two years.  The settlement was expensed in third quarter 2002.  The accrued liability of  $244 is included in accrued expenses on the balance sheet. There were no other material changes in the status of environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 3.        Quantitative and Qualitative Disclosure About Market Risk.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13.

Item 4.        Controls and Procedures.

Within the 90 days prior to the filing date of this report (evaluation date), we conducted an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are defined by Rules 13a-14(c) and 15d-14(c) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the Securities Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

Part II:    OTHER INFORMATION

Item 1.         Legal Proceedings.

With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 11 and Note 10 of the "Notes to Condensed Consolidated Financial Statements" on page 10.

Item 6.        Exhibits and Reports on Form 8-K.

(a)    Exhibits

99.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

99.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

99.3	News Release, dated November 5, 2002, announcing Vision-Ease Lens certifies Ramsey facility for ISO 9001 (filed herein).

99.4	News Release, dated October 31, 2002, announcing third quarter and nine-month 2002 results (filed herein).

99.5	News Release, dated October 17, 2002, announcing BMC Industries to report third quarter 2002 results and host conference call on Thursday, October 31, 2002 (filed herein).

99.6	News Release, dated October 16, 2002, announcing Board of Directors appointments (filed herein).

99.7	News Release, dated October 8, 2002, announcing settlement reached in shareholder derivative lawsuit (filed herein).

99.8	News Release, dated September 30, 2002, announcing bank credit agreement extension (filed herein).

99.9	News Release, dated September 24, 2002, Vision-Ease Lens expands production of Continua™ D28 bifocal lenses (filed herein).

99.10	News Release, dated September 23, 2002, announcing the move of electroforming business from St. Paul (filed herein).

99.11	News Release, dated September 16, 2002, Vision-Ease Lens launches Continua Tintable™ lenses (filed herein).

99.12	News Release, dated August 30, 2002, BMC Industries advised by New York Stock Exchange regarding listing standards (filed herein).

99.13	News Release, dated August 28, 2002, BMC Industries initiates arbitration against China-based licensees (filed herein).

99.14	News Release, dated August 16, 2002, BMC Industries discontinues common stock dividend (filed herein).

99.15	News Release, dated August 16, 2002, Vision-Ease Lens and LensCrafters introduce polarized melanin sun lenses (filed herein).

(b)    Reports on Form 8-K.

The Company filed a Form 8-K on September 27, 2002, reporting the extension of its bank credit agreement to May 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

/s/ Richard G. Faber
Richard G. Faber
Corporate Controller
Dated: November 14, 2002	(Principal Accounting Officer)

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas C. Hepper, Chairman, President and Chief Executive Officer of BMC Industries, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BMC Industries, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Douglas C. Hepper
Douglas C. Hepper
Chairman, President and Chief Executive Officer
Dated: November 14, 2002

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis E. Petersen, Senior Vice President and Chief Financial Officer of BMC Industries, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BMC Industries, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

 I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Curtis E. Petersen
Curtis E. Petersen
Senior Vice President and Chief Financial Officer
Dated: November 14, 2002