Form 10-K
period 2002-12-31
BMC INDUSTRIES INC/MN/
filed 2003-03-31
CIK 215310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No  X

The aggregate market value of the registrant's common stock (its only voting stock) held by non-affiliates of the registrant, based on the closing sale price for the registrant's common stock as reported on the New York Stock Exchange on June 28, 2002, the registrant's most recently completed second quarter, was approximately $24.8 million.  As of March 21, 2003, there were 27,079,385 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference information, to the extent specific sections are referred to herein, from the registrant's proxy statement for its annual meeting of stockholders to be held on May 13, 2003, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2002.

Cautionary Statement

      This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of BMC Industries, Inc. that are considered "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by the statutes. These statements relate to our current views with respect to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. They include words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and words of similar meaning. These statements are not guarantees of future performance and are subject to certain known and unknown risks, uncertainties and contingencies, many of which are beyond our control, that may cause, and in certain instances have caused, actual results, performance or achievements to differ materially from those expressed or forecasted. Certain of these risks and uncertainties are discussed in this Form 10-K in the section entitled "Factors That May Affect Future Results."  These risks should not be considered an exhaustive list. You should not rely on any forward-looking statements, which reflect only our belief as of the date of this Form 10-K. We do not undertake the responsibility to update any forward-looking statement to reflect events or circumstances after the date of this report.

PART I

Item 1. Business

AVAILABILITY OF SEC REPORTS

BMC Industries, Inc. maintains an Internet website at www.bmcind.com.    BMC makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  These reports may be accessed through the website's investor information page.

(a)     General Development of Business.

BMC Industries, Inc. ("BMC," the "Company," "we," "our" or "us") was established in 1907 as a Minnesota corporation and has developed into a multinational manufacturer and distributor of high volume precision products in two reportable segments: Buckbee-Mears and Optical Products. The Buckbee-Mears group is comprised of Mask Operations and Non-Mask Operations.  Mask Operations produces aperture masks, which are a key component of color television picture tubes.  Non-Mask Operations, formerly "Micro-Technology Operations," is a leading producer of photochemically machined precision parts for medical products, electronics, filtration and automotive applications. Buckbee-Mears operates in a highly price competitive industry, particularly the market for aperture masks, which has impacted the business for several years.  As a result, the group is focused on cost reductions while investing strategically into new product development. During 2002, the Buckbee-Mears group shutdown its Non-Mask Operations facility located in St. Paul, Minnesota and sold a portion of the non-mask sheet etching business. The remaining operations were consolidated into the Mask Operations facilities in Cortland, New York and Mullheim, Germany. Mask Operations also responded during 2002 to dramatically falling prices for computer monitor masks by converting all mask production lines to television aperture masks and exiting the monitor mask market, except for occasional production on a tactical basis.

Optical Products, through Vision-Ease Lens, Inc. and other operating subsidiaries, designs, manufactures and distributes polycarbonate, glass and hard-resin plastic eyeglass lenses for the global optical industry.  Vision-Ease is one of the top global manufacturers of polycarbonate and glass lenses. Polycarbonate is the fastest growing lens material in the optical industry and the Optical Products group is a leader in the design and development of premium polycarbonate products, including progressive, photochromic and polarizing lenses. Similar to the actions taken by Buckbee-Mears, the Optical Products group reduced operating costs in 2002 by closing its Azusa, California production facility and consolidated production into its two remaining manufacturing facilities in Jakarta, Indonesia and Ramsey, Minnesota.

(b)    Financial Information About Industry Segments.

Financial information about our operating segments for the three most recent fiscal years appear on pages 41-42.

(c)    Narrative Description of Business.

Buckbee-Mears

Products and Marketing. The Buckbee-Mears facilities in Cortland and Mullheim both are ISO 9002 certified, which is a critical prerequisite to supplying products to a broad base of customers. Mask Operations manufactures aperture masks at the Cortland and Mullheim facilities and operates a low-cost mask inspection facility in Tatabanya, Hungary. Non-Mask Operations conducts research, development and specialty manufacturing of precision photo-etched metal parts, in both Cortland and Mullheim.

Two customers of Buckbee-Mears each accounted for more than 10% of our total Company revenues for 2002. Thomson, S.A. of France, including its U.S. based operations, accounted for approximately 19% of our 2002 total Company revenues. Samsung Display Co., Ltd., of South Korea accounted for approximately 13% of our 2002 total Company revenues. Thomson produces televisions in North America and Europe under various trademarks, including RCA and GE.  Samsung produces televisions in the Americas, Europe and Asia and computer monitors in South America and Asia under the Samsung trade name.

Aperture masks are photo-chemically etched fine screen grids found in color television and computer monitor picture tubes and consist of thousands of precise, conically shaped holes designed to focus the electron beam on the proper phosphor color stripe to produce a crisp image.  Aperture masks are made from steel or invar, a nickel and iron alloy, and range in size from 6-inch to 40-inch diagonal dimensions. Buckbee-Mears manufactures aperture masks ranging from 14-inch to 36-inch diagonal dimensions. Our facilities employ an automated, continuous photochemical etching process that we originally developed in the 1950s and licensed to others in subsequent years. We sell aperture masks directly to color television tube manufacturers in North America, Europe and Asia through an in-house sales organization. Sales of aperture masks comprised 52%, 52% and 55% of our consolidated total revenues in 2002, 2001 and 2000, respectively.

Mask Operations is engaged in ongoing efforts to develop future manufacturing and technical expertise in higher margin, television masks for high definition television ("HDTV"), flat, wide screen (16 x 9) and digital applications. We have made significant process capability gains on these advanced mask products, particularly in the flat, widescreen and HDTV categories. The Buckbee-Mears group also achieved substantial growth in sales of aperture masks to new customers in China and other parts of Asia. At the same time, sales of masks were down in North America and Europe. Buckbee-Mears was able to increase its share of mask sales in Asia by redirecting sales efforts to Asia last year when demand for television masks began declining in NAFTA.  Buckbee-Mears is increasing its efforts to grow sales outside North America and Europe in order to offset lower demand in our home markets. The North American and European markets are experiencing declining mask demand due to imports of television sets from China and plant shutdowns by tube and set manufacturers in the US and Europe.

Non-Mask Operations markets its development capabilities and sells products through in-house sales representatives, independent manufacturer representatives and distributors to customers in the medical, electronics, automotive and filtration applications, including ignition components, medical device components and reusable filtration devices. Over the past few years, Non-Mask Operations has pursued a strategy of leveraging its high-volume precision technologies and production capabilities to attract large end-product manufacturers for joint research and product development projects. These efforts have resulted in the development of new technology and new customers who offer the potential for significant future revenues. In March 2001, Buckbee-Mears signed an agreement with Cordis Corporation, a wholly-owned unit of Johnson & Johnson, for the development and supply of stents. Following two years of development efforts, Buckbee-Mears is working with Cordis to obtain approval of our manufacturing operations in Cortland from the Food and Drug Administration ("FDA"). The group is seeking to expand its development and production of medical products beyond stents by obtaining FDA certification at the Cortland facility.

Raw Materials. Buckbee-Mears procures raw materials from multiple suppliers. Steel and invar are the main raw materials used by Buckbee-Mears. Our Cortland facility imports all of its steel and invar from suppliers in Japan and Germany. Our Mullheim facility obtains a majority of its steel and invar raw material from a supplier within Germany and the remaining portion from a vendor in Japan. Importation of steel into the United States is subject to certain restrictions imposed by U.S. trade legislation and regulations. In addition, steel imports are the subject of occasional domestic trade disputes and investigations that have resulted in the imposition of tariffs by the U.S. government. We have successfully obtained exclusions from these tariffs to date, most recently as March 2002, based on our inability to source aperture mask steel in the U.S. We do not anticipate difficulty in obtaining steel or any other raw materials. As we increase sales in Asia, however, we are required to use different types of steel than we currently use in our home markets. We do not anticipate that this will cause any production problems or that the steel will not be available but there can be no assurance that shortages or other problems will not occur given the recency of our sales efforts into Asia.  Our inability to obtain these materials would have a material adverse effect on production and results of operations.

Intellectual Property.  We have a number of patents and license rights that are important to the success of our Buckbee-Mears operations. These patents range in their expiration dates from 2003 to 2022. We believe that the loss of any single patent would not have a material adverse effect on our business as a whole. We believe that improvement of existing products and processes and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining our competitive position.  At the same time, we continue to seek patent protection for our products and processes on a selective basis.  There can be no assurance, however, that any issued patents will provide substantial protection or commercial value.  We require our consultants and employees to agree in writing to maintain the confidentiality of our information and, within certain limits, to assign to us any inventions, and any patent or other intellectual property rights, relating to our business. Technical employees also are required to sign non-compete agreements, which BMC rigorously enforces. In addition, we have an Intellectual Property program that enhances our ability to identify and protect intellectual property from the development stage through the life of our products and processes. Employees from operations, research and development and legal meet on a regular basis to review existing Intellectual Property and strategies for protecting and practicing these assets.

Seasonality.  Buckbee-Mears' revenues and earnings are generally lower in the first and third quarters due to maintenance shutdowns at the Cortland and Mullheim facilities. The seasonality of end products in the television market also affects our annual earnings pattern.

Competition.  The precision etched metal and electroformed parts business is intensely competitive, with no one competitor dominating the market. We are one of five independent mask manufacturers in the world and the only independent mask manufacturer with production facilities in the United States.  Our primary mask competitors operate in Japan, China and Korea. Independent mask manufacturers supply approximately 86%of the global mask market, with BMC among the largest at an estimated 19% of the television mask market share. We supplied approximately 16% of the worldwide demand for television masks in 2002.

In addition to competition from other mask manufacturers, Mask Operations competes against rival technologies such as LCD and plasma televisions and projection televisions. Sales of LCD and projection televisions in the U.S. have grown over the last year due to rapidly dropping prices, contributing in the decline in sales of jumbo CRT televisions. Further, many consumers identify HDTV with projection televisions, further contributing to the growth in sales of projection televisions. Nevertheless, rival product technologies such as plasma and LCD are still very expensive compared to CRT technology and therefore we believe they are not a practical substitute to CRT technology for much of the global consumer television market for at least the next 3 to 5 years.

Many producers compete in the market for specialty precision photo-etched and electroformed metal parts that are produced by Non-Mask Operations, including some that also manufacture aperture masks. There is no clear market share leader in this fragmented industry. We compete principally on the basis of price, product quality, product availability and customer service. We also attempt to build preferred supplier and research and development arrangements with customers to best meet their current and new product requirements.  In order to find new products and technology while remaining competitive on existing products, we engage in ongoing cost reduction measures, including the development of automated processes.

Backlog.  As of December 31, 2002, the firm backlog of Buckbee-Mears sales orders was $7.7 million, compared with $14.9 million as of December 31, 2001.  We expect that all of the December 31, 2002 backlog orders will be filled within the current fiscal year.

Employees . As of March 21, 2003, Buckbee-Mears had approximately 819 employees in the United States and Europe. The majority of U.S. employees are not represented by labor unions. In compliance with local laws, production employees in Europe are represented by labor unions. Labor relations generally are considered to be good and there have been no significant labor disputes in the past ten years.

Optical Products

Products and Marketing.  Optical Products, operating under the Vision-Ease Lens trade name, designs, manufactures and distributes a full line of optical lenses. The Optical Products group shares its headquarters with the corporate office of BMC in Richfield, Minnesota. Vision-Ease has a polycarbonate processing laboratory in France, two distribution centers in the U.S. and distribution centers in Canada and England. Optical Products consolidated its manufacturing operations in early 2002 through the closure of its production and distribution facility in Azusa, California and the transfer of those operations to our two remaining production facilities in Ramsey and Jakarta.

Vision-Ease manufactures lenses in two principal materials, polycarbonate and glass, and sources high-index and hard-resin plastic lenses from third party suppliers. The group purchases most of its hard-resin and high-index plastic lenses from a single source. Within each of these lens materials, we offer single-vision lenses, which have a constant corrective power at all points; multi-focal lenses, which have two or more distinct areas of different corrective power; progressive lenses, which are a type of multi-focal lens with a continuous gradient of different corrective power without the line or "jump" generally associated with other multi-focal lenses; and prescription lenses that are used primarily for sunwear. We also produce lenses with features such as anti-reflective and varying levels of scratch-resistant coatings to meet increasing demand for products from customers.

We sell predominantly semi-finished lenses to wholesale optical laboratories or retail outlets with on-site laboratories across the U.S. and Europe. The labs then finish the lens by grinding and polishing the inside surface of the lens according to the prescription provided by the optometrist or ophthalmologist. After processing, the lens is edged and inserted into a frame by either the wholesale laboratory or a retail optical dispenser. We also sell finished single-vision lenses to wholesale laboratories and retail outlets. These finished lenses are ready to be edged and inserted into frames without laboratory surfacing. We also sell semi-finished and finished lenses to a number of OEM customers. We sell prescription polarizing lenses to manufacturers of sunglasses as well as our wholesale and retail customer base.  Vision-Ease generally sells its products to wholesale laboratories through independent sales representatives and to retail outlets through an in-house sales staff.

The Optical Products group established a lens laboratory in France to pursue growth of polycarbonate in the European market. This operation consists of administration/customer service in Noiseau, France and a processing facility in Brou, France. The Brou laboratory specializes in grinding, and applying hard-coatings as well as anti-reflective coatings to polycarbonate lenses for sale in the European market.  Over the course of 2000 to 2002, we qualified our polycarbonate products and laboratory processing capabilities with retailers and OEM partners in Europe.

We produce semi-finished glass, multi-focal and finished and semi-finished single-vision glass lenses at our Jakarta facility. In 2001, we transferred the production of specialty glass lens products from our former St. Cloud, Minnesota production facility to the Jakarta facility. We complete our product offerings through low cost OEM sourcing arrangements for hard-resin and high-index plastic lenses, most of which are produced under a contract with a single manufacturer in Southeast Asia. These sourcing arrangements allow Vision-Ease to focus manufacturing capabilities on higher-margin products while offering a complete line of lens products at cost competitive prices.

Intellectual Property.   Vision-Ease holds a growing portfolio of patents protecting certain products and manufacturing processes.  These patents have expiration dates ranging from 2003 to 2022. Vision-Ease has built a strong patent position in certain product categories, including polycarbonate polarizing and photochromic lenses, dyes and production processes. We believe the loss of any single patent would not have a material adverse effect on our business as a whole. We believe that improvement of existing products and processes, the development of new lens products and a reliance on trade secrets and unpatented proprietary know-how are as important as patent protection in establishing and maintaining our competitive position. At the same time, we continue to seek patent protection for our products and processes on a selective basis. There can be no assurance, however, that any issued patents will provide substantial protection or commercial value. We require our consultants and employees to agree in writing to maintain the confidentiality of our information and, within certain limits, to assign to us any inventions, and any patent or other intellectual property rights, relating to our business. We also require technical employees to sign non-compete agreements, which we rigorously enforce. The Optical Products group owns several trademarks, including SunRx®, Tegra®, Diamonex®, Vivid™, Outlook™, Continua® and SunSport®. As part of our marketing strategy to build sales of branded products, Vision-Ease has increased the use of trademarks during the past few years. Although there are no assurances as to the strength or scope of our trademarks, we believe that these trademarks have been and will be useful in developing and protecting market recognition for our products. In addition, we have an Intellectual Property program that enhances our ability to identify and protect intellectual property from the development stage through the life of our products and processes. Employees from operations, research and development and legal meet on a regular basis to review existing Intellectual Property and strategies for protecting and practicing these assets.

The Optical Products group has dedicated the significant portion of its research and development time and resources during the past several years to premium, higher-margin polycarbonate lens products. With the guidance of patent counsel, we developed significant proprietary technology and know-how, which we sought to protect through patent claims when appropriate. During 2002, the Optical Products group received several returns on these investments.  In addition to our ability to use the technology for production of lenses, several outside parties signed license agreements with Vision-Ease and agreed to pay a royalty in return for the right to practice certain patent claims issued to Vision-Ease.  Vision-Ease also signed a license agreement with Younger Optics in March 2003, which resulted in a settlement of a lawsuit brought by Vision-Ease against Younger Optics in May 2002. We expect to make continued investments in product and process design and development for all lens materials as well as leverage our core technologies to diversify into new and non-optical products.

Competition.  The ophthalmic lens industry is highly competitive. We compete principally on the basis of product offerings, product quality, customer service and pricing. Vision-Ease is the third largest ophthalmic lens manufacturer and distributor in North America, with a substantially smaller share of the global lens market. Our largest competitors are Essilor International and Sola International Inc., who have a combined share of approximately 60% of the ophthalmic lens sales in North America and 50% of the world-wide lens market. Many of our competitors, particularly Essilor and Sola, have greater financial resources than Vision-Ease with which to fund research and development, marketing and capital expenditures. These competitors also own and operate a substantial number of domestic vertically integrated wholesale laboratories.

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

Raw Materials.  Vision-Ease procures raw materials from multiple suppliers.  There are multiple domestic and foreign sources of high-quality, optical grade polycarbonate resin. We obtain most of our hard-resin plastic lenses from a single source in Southeast Asia. In addition, we source film used in the production of polarizing lenses from a single source in Japan. The importation of raw materials and products into and out of foreign territories is subject to certain trade restrictions imposed by foreign and United States trade regulations that could result in the disruption of supply.  Although we do not anticipate any disruption to our supply of raw materials or lenses produced or sourced outside the U.S., the inability to obtain these supplies could have a material adverse effect on Vision-Ease's results of operations.

Backlog and Inventory.  Due to the importance in the ophthalmic lens industry of rapid turnaround time from order to shipment, the backlog of sales orders is not material. We maintain a significant amount of inventory, however, in order to satisfy the rapid response time and complete product offerings in glass, hard resin plastic and polycarbonate demanded by our customers.

Seasonality.  Earnings are generally lower in the first and fourth quarter due to the seasonality of retail eyewear sales, the end product of our lenses.

Employees.  As of March 21, 2003, Vision-Ease had approximately 1,586 employees in the United States, Europe and Indonesia. None of the employees in the United States are represented by labor unions.  In compliance with local laws, production employees in Europe and Indonesia are represented by labor unions.  Labor relations are considered to be good at all operations and there have been no significant labor disputes in this group's history of operations.

Environmental

As part of our manufacturing processes in both the Buckbee-Mears and Optical Products groups, we use chemical substances that must be handled in accordance with federal, state, local and foreign environmental and safety laws and regulations. These processes also generate wastewater and wastes, some of which are classified as hazardous under applicable environmental laws and regulations. The wastewater is treated using on-site wastewater treatment systems. We employ systems for either disposing of wastes in accordance with applicable laws or regulations or recycling the chemicals we use through the manufacturing process. Environmental and other government agencies monitor the wastes and the wastewater treatment systems to ensure compliance with applicable standards. Although we attempt to operate within all applicable laws and follow sound environmental procedures, environmental regulations place responsibility for waste on the generator even after proper disposal. There can be no assurance, therefore, that we will not incur future liability for waste disposal despite our best efforts. As of March 21, 2003, we were involved in a total of seven (7) environmental investigations and/or remedial actions in which final settlement had not been reached, of which one (1) relates to a discontinued operation, four (4) relate to Buckbee-Mears operations and two (2) relate to Optical Products operations.

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

We estimate that Buckbee-Mears incurred approximately $2.9 million in 2002, $5.3 million in 2001 and $5.4 million in 2002 on expenditures, including capital expenditures, related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. We anticipate that Buckbee-Mears will spend approximately $2.5 million in 2003 and $0.6 million in 2004 on capital expenditures for environmental control facilities and response costs.  Vision-Ease incurred approximately $0.1 million in 2002, $0.2 million in 2001 and $0.1 million in 2000 on expenditures, including capital expenditures, related to efforts to comply with applicable laws and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. We estimate that Vision-Ease will make approximately $0.1 million in capital expenditures for environmental control facilities during each of 2003 and 2004.

(d)     Financial Information About Geographic Areas.

Financial information about our operations in different geographic areas for the three most recent fiscal years appears on page 43.

(e)    Risk Factors

Potential Pension Contribution Obligation.  Our German subsidiary has a noncontributory defined benefit pension plan covering substantially all of its employees.  As allowed under German law, this plan is not funded. We pay benefits under this plan from revenue generated from the current operations of the German subsidiary. The accrued liability for this plan currently is approximately $12 million.  Given the strong competition in the aperture mask industry, there is a risk that current operations of the German subsidiary cannot cover the ongoing pension payments to retirees. If there were an immediate funding obligation, the German subsidiary would not have sufficient funds to meet the funding requirement. This would have a material adverse impact on the subsidiary as well as financial condition and results of operations of BMC on a consolidated basis.

The Company also has a defined benefit pension plan remaining from our former Vision-Ease Ft. Lauderdale, Florida facility and another plan covering former union employees of our former Buckbee-Mears facility in St. Paul. Both of these plans currently are underfunded due to poor performance of the financial markets during the past few years. Assuming current market conditions, we anticipate that we will be required to make a funding contribution to these plans in 2004. If the value of the assets in these plans continues to decline, we may be required to make a contribution to the plans in 2003.  If that occurs, we may not have sufficient cash on hand or available funds under our credit facility to make the contribution. A current year funding obligation likely also would result in a violation of the covenants under our credit facility. Although we would attempt to obtain a waiver of a covenant violation and obtain additional financing if necessary, there can be no assurance that these efforts would be successful.

Loss of Home Market Advantage . Buckbee-Mears is the only aperture mask manufacturer in North America and one of only two independent mask manufacturers in Europe. As a result, we have maintained a home market advantage over our Asian-based competitors through advantages such as lower transportation costs, faster response times, availability on short notice to meet with our customers and lower costs through the avoidance of importation duties.  This advantage has slowly diminished during the past few years as our customers have closed plants in the U.S. and Europe and moved production to Mexico, China and other countries with a lower cost base. During 2002, our customers closed two plants in the U.S. and one again in 2003. We have developed a strategy to replace this lost business in our home markets, including efforts to grow sales in Asia, particularly in China. We have succeeded in developing new sales in Asia but not at the same rate as our sales have declined in our home markets. The rapid departure of our remaining customers from our home markets or financial difficulties of one of these customers would have an adverse impact on our Buckbee-Mears group if we are not able to successfully replace that business with profitable business in other areas of the world.

Pricing and Margins.  Many market and economic factors, as well as internal operating performance, have adversely affected, and could continue to affect, our financial performance and projected future results. Since both of our business groups supply components to manufacturers of end products, imbalances in supplies and demand at all levels of product distribution could have, and in some instances have had, a significant impact on our pricing, and margins and inventory levels. Capacity expansions by aperture mask manufacturers helped create this type of imbalance in the mask market a few years ago, which resulted in pricing pressures that continue to impact the Buckbee-Mears group's performance. In addition, margins are affected by the need to develop new technology. Our ability to meet the market demand for new products in a timely fashion requires the investment of resources, which, coupled with pricing pressures, decrease our margins. To offset these pressures and costs, we have implemented several cost reduction measures and are pursuing sales of higher margin products and have taken major steps to reduce our fixed and variable costs in all of our operations, including the transfer of additional lens manufacturing to our Jakarta facility and yield improvement initiatives. These efforts may not be enough to improve revenues, operating performance or margins while remaining competitive in our markets.

Reliance on key customers.  Both Optical Products and Buckbee-Mears rely on sales to key customers for a large share of sales. Although we strive to differentiate our products and services from those of the competition, we may lose customers due to a number of reasons, including vertical integration of customers into the operations of our competitors, our inability to meet pricing requirements or performance standards and bankruptcy or insolvency of one of these customers. The loss of any of these key customers could have a material adverse effect on the results of our operating groups as well as our consolidated financial condition and results of operations.

Competition/New Product Development and Introduction.  Each of our operations faces competition from other companies in the same technology as well as competition with alternative technologies. As a result, both Vision-Ease and Buckbee-Mears invest significantly in new product development. Vision-Ease has invested substantial resources towards new lens offerings, particularly in polycarbonate. These efforts have resulted in many new products that have experienced success to date, including our Tegra ®  high-performance polycarbonate product line, Outlook&trdmk; progressive lenses, and SunRx ® polarizing sunwear.  Buckbee-Mears continues its efforts to develop new high-volume product opportunities such as its development efforts in stents. In addition, Buckbee-Mears will continue to dedicate resources towards development of HDTV and multimedia masks. Our long-term success depends on our ability to develop and bring to market these and other new products and technologies at competitive prices and quality in order to compete in each of the markets we serve. There are no assurances, however, that we will succeed in these efforts, that the products of a competitor, for example Trivex, which competes with polycarbonate as a lens material, will not become widely accepted in the industry at the cost of polycarbonate, or that alternative technologies, such as laser eye surgery and LCD televisions, will not replace our products entirely.

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

Sources of Supply.  The primary raw material used to produce masks is steel. The primary raw materials used to manufacture optical products are polycarbonate resin, glass blanks, including photochromic glass, polarizing film and plastic resins. Significant changes in the markets for these materials, including pricing and availability, could have a material adverse impact on our financial results. The main ingredient in plastic resins is petroleum. It is unknown what effect, if any, the war in Iraq will have on the availability and price of oil. A prolonged military engagement or damage to oil reserves could put upward pressure on petroleum prices as well as affect supply. In addition, Vision-Ease relies on a single source manufacturer for its polarizing film and photochromic glass. We have negotiated agreements for these materials, including an agreement for ongoing supply of polarizing film with the manufacturer, as well a backup supply of the film through rights to film of another customer of the manufacturer.  There is no assurance, however, that these agreements will provide sufficient film availability to meet future production requirements or that the manufacturer will not experience production problems that stop the flow of film. In addition, Optical Products obtains the majority of its hard-resin plastic lenses from a foreign supply arrangement and all of its glass lenses and a portion of its polycarbonate lenses from its Jakarta operations.  Factors affecting the supply of these products, in particular political instability in Indonesia, as well as any interruption of the supply of raw materials to our other operations, could have a material adverse impact on our results of operations.

Foreign Currency.  We transact business in currencies other than U.S. dollars. The primary currencies used include the euro, Japanese yen, British pound, Canadian dollar, Hungarian forint, Indonesian rupiah and South Korean won. Our primary competitors in the mask market are located in Asia. Changes in the currency exchange rates between the U.S. dollar and the euro compared to Asian currencies affect Mask Operations' pricing competitiveness. Although we take steps to reduce this risk through cross-currency swaps and other hedging transactions, we are subject to the risk of adverse fluctuations in currency exchange rates, which may result, and have resulted, in pricing pressures and reductions in profitability due to currency conversion or translation.

International Markets. Buckbee-Mears has a manufacturing facility located in Mullheim, Germany and an aperture mask inspection facility in Tatabanya, Hungary. Vision-Ease has optical lens laboratory operations in France, a supply arrangement with hard-resin plastic lens manufacturer in Southeast Asia, and a joint venture in Indonesia for glass and polycarbonate lens manufacturing. In addition, we have many international customers and are dedicating significant resources to increase business with international customers at all of our operations. Our international operations and sales could be adversely affected by the war in Iraq, governmental regulations, political instability, economic changes or instability and competitive conditions in other countries in which, and with which, we conduct business.  Economic difficulty has been experienced in Asia during the recent past and globally during the past few years, which serves as an example of international conditions that can adversely affect financial performance. Future downturns in the global economy or in certain areas of the world could affect our operations without advance warning. Further, there are no assurances that our efforts to grow our business in international markets, such as our efforts to penetrate sales of polycarbonate lenses in Europe through laboratory operations, will be successful.

NYSE Continued Listing. In August 2002, we received a notice of failure to comply with the continued listing requirements of the New York Stock Exchange relating to the price of BMC common stock dropping below $1.00 for 30 consecutive trading days. We brought the stock in compliance with the $1.00 minimum share price requirement within the required six-month period. There is no assurance, however, that we will remain within all of the listing requirements. There are a number of ongoing requirements, including minimum total shareholder equity and minimum aggregate market value requirements that could be triggered if our performance slips or the economy fails to improve.  These listing requirements are more difficult to correct, which could then result in the delisting of BMC common stock from the NYSE. A delisting could impact the market for and value of shares of BMC common stock.

Manufacturing Yields/Customer Service Levels/Fill Rates.  During the first half of 2002, Vision-Ease experienced production problems at its Ramsey facility that coincided with the shutdown of its Azusa production facility and the transfer of production from the Azusa plant to Vision-Ease's facilities in Ramsey and Jakarta. Customer service, fill rates and sales suffered as a result.  Vision-Ease was able to improve its performance and return to historic fill rates. Sales are increasing in response to Vision-Ease's efforts to improve customer service and due to limited ability to source certain products from other manufacturers. If Vision-Ease were to experience a similar situation again, the impact could have a material impact on the long-term performance of the group as customers would be less likely to view Vision-Ease as a reliable source of products.

Bank Covenant Compliance. Our senior credit facility requires compliance with a number of financial and non-financial covenants, including, but not limited to, a maximum debt to EBITDA ratio, a minimum EBITDA to interest expense ratio, a minimum amount of net worth, and a maximum level of capital expenditures. In addition, there are provisions in the current credit agreement that require significant step-downs of certain of these covenant during fiscal year 2003. Given recent financial performance and depending on future business conditions, there is no assurance that we will successfully maintain these covenants in the future. In the event of a covenant default, we would make every effort to secure a waiver from the bank group and/or seek to amend and restate the credit facility to modify the existing covenant levels. A covenant default, if not cured, would have a material impact on our ability to borrow additional funds.

Liquidity.  In September 2002, the company, with its lenders, amended and restated its senior credit facilities and extended the termination date of the facilities to May 2004. The amendment and restatement of the credit facilities also included a monthly borrowing base calculation (which has limited, and may limit in the future, the Company's ability to borrow the full amount of the revolving portion of the facilities) and scheduled quarterly term loan amortization payments of $2.5 million in September and December 2002, and $3.5 million payable quarterly beginning in March 2003. Although we have made significant reductions in debt levels, the outstanding debt can fluctuate significantly during a quarter. As a result, the Company's liquidity position has been constrained and it is possible that our future funding requirements may exceed the credit available under the revolving facilities.  Although we implement working capital initiatives as necessary to manage cash flow tightly, and are in the process of evaluating alternative longer-term financing sources, there is no assurance that these efforts will be sufficient to meet ongoing needs, or that we will be successful in obtaining alternative financing arrangements. Continued weakness in the economy or the markets for our products could intensify the strain on current liquidity.

Item 2. Properties

The following table sets forth certain information regarding our principal production facilities:

Location	Principal Use	Approximate Square Feet of Space
Owned:
Mullheim, Germany	Buckbee-Mears - Manufacturing of aperture masks and precision photo-etched metal and electroformed products	170,000
Cortland, NY	Buckbee-Mears - Manufacturing of aperture masks and precision photo-etched metal and electroformed products	363,000
Tatabanya, Hungary	Buckbee-Mears - Inspection of aperture masks	45,000
Ramsey, MN	Optical Products - Manufacturing of polycarbonate lenses, centralized distribution and research and development	150,000
Jakarta, Indonesia	Optical Products - Manufacturing of glass and polycarbonate lenses	66,000
Azusa, CA	Optical Products - Former Manufacturing Facility (to be sold)	120,000
Leased:
St. Paul, MN	Buckbee-Mears - Manufacturing of precision photo-etched metal and electroformed parts	118,405

We lease approximately 14,000 square feet in suburban Minneapolis, Minnesota for the corporate headquarters of both BMC and the Optical Products group. We lease approximately 82,000 square feet for customer service, administration and distribution in St. Cloud, Minnesota pursuant to a lease that expires in 2005.  The plant lease in St. Paul expires in February 2004. We are negotiating with the landlord of the St. Paul building to obtain an early release.  During 2002, Vision-Ease exercised an option to purchase the property at its former operations in Azusa for $1.00.  We have listed the property for sale and have retained a broker to assist with the sale. The facility in Jakarta is owned by P.T. Vision-Ease Asia, of which Vision-Ease Lens, Inc. owns 85% and our local partner owns 15%. We believe our existing facilities are sufficient to meet our current and foreseeable production and other needs.

In addition to the properties listed above, we lease space for a distribution center outside London, England, a lens processing laboratory in Brou, France and other smaller domestic and international administrative offices. For additional information concerning our leased properties, see Note 8 to Notes to Consolidated Financial Statements on page 35.

Item 3. Legal Proceedings

With regard to certain environmental and other legal matters, see Item 1(c) "Narrative Description of Business - "Buckbee-Mears - Environmental" and "Optical Products - Environmental" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Other than as disclosed in the other referenced sections of this report, there are no material pending or threatened legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by the report.

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

BMC's common stock is listed on the New York Stock Exchange under the ticker symbol "BMM". The table below sets forth the high and low reported sales prices of BMC stock by quarter for the years 2002 and 2001. At March 21, 2003, there were approximately 976 stockholders of record.

		Price
	Dividends Per Share	High	Low
2002
First Quarter	$.0025	$2.68	$1.44
Second Quarter	.0025	1.81	0.96
Third Quarter	.0000	1.30	0.41
Fourth Quarter	.0000	1.90	1.00
2001
First Quarter	$.0150	$5.85	$5.00
Second Quarter	.0150	6.28	4.40
Third Quarter	.0150	5.25	2.00
Fourth Quarter	.0025	3.05	1.69

BMC suspended dividends in the third quarter of 2002.

Item 6. Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

HISTORICAL FINANCIAL SUMMARY

(in thousands, except per share amounts, percentages and ratios)

Years Ended December 31

	2002	2001	2000	1999	1998
Summary of Operations

Revenues	$248,098	$302,296	$354,485	$353,854	$335,138
Cost of products sold	226,414	276,999	300,795	305,592	297,995
Gross margin	21,684	25,297	53,690	48,262	37,143
Selling and administrative expenses	19,048	21,948	22,552	23,352	20,675
Non-recurring charges	2,800	6,218	--	--	--
Impairment of long-lived assets	--	--	--	--	42,800
Acquired in-process research and development	--	--	--	--	9,500
Earnings (loss) before interest, other income and income taxes	(164)	(2,869)	31,138	24,910	(35,832)
Interest expense, net	(10,347)	(11,244)	(12,833)	(13,099)	(13,374)
Other income	1,712	883	2,838	1,036	522
Earnings (loss) before income taxes	(8,799)	(13,230)	21,143	12,847	(48,684)
Income tax expense (benefit)	384	9,370	6,243	5,023	(18,049)
Change in accounting principle	(52,704)	--	--	--	--
Net earnings (loss)	$(61,887)	$(22,600)	$14,900	$7,824	$(30,635)
 Earnings (Loss) Per Share

Basic	$(2.30)	$(0.83)	$0.54	$0.29	$(1.13)
Diluted	(2.30)	(0.83)	0.54	0.28	(1.13)
Number of shares included in per share computation
Basic	26,963	27,205	27,396	27,299	27,014
Diluted	26,963	27,205	27,623	27,710	27,014
 Cash Flow

Cash dividends declared per share	$0.005	$0.0475	$0.06	$0.06	$0.06
Depreciation and amortization expense	20,808	23,807	23,990	23,280	21,014
Net cash provided by operating activities	31,663	17,429	36,785	33,485	26,948
Capital expenditures	8,213	14,134	11,929	13,157	21,427
Financial Position

Working capital	$44,140	$70,741	$95,322	$88,833	$94,971
Property, plant and equipment, net	121,334	131,541	139,499	151,238	162,594
Total assets	247,359	331,746	373,804	383,553	399,465
Total debt	112,286	142,168	145,016	168,262	189,195
Stockholders' equity	59,479	116,511	146,798	136,422	133,257
Statistics and Ratios

Current ratio	1.7	2.4	2.5	2.5	2.7
Total debt to equity ratio	1.9	1.2	1.0	1.2	1.4
Earnings (loss) before interest, other income and income taxes, as a percentage of revenues	(0.1)%	(0.9)%	8.8%	7.0%	(10.7)%
Return on average equity	(70.3)%	(17.2)%	10.5%	5.8%	(19.6)%
Book value per share	$2.20	$4.33	$5.36	$4.98	$4.90

  Selected Quarterly Data

(Unaudited, in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2002
Revenues	$68,626	$67,164	$57,390	$54,918	$248,098
Gross margin	5,293	5,589	5,214	5,588	21,684
Net loss	(54,885)	(2,302)	(4,185)	(515)	(61,887)
Loss per share
Before accounting change	(0.08)	(0.09)	(0.16)	(0.02)	(0.34)
Basic and diluted loss per share	(2.04)	(0.09)	(0.16)	(0.02)	(2.30)
Number of shares included in computation:
Basic and Diluted	26,912	26,920	26,951	26,981	26,963

2001
Revenues	$85,760	$78,720	$73,339	$64,477	$302,296
Gross margin	11,456	11,957	2,553	(669)	25,297
Net earnings (loss)	2,046	(7,451)	(4,146)	(13,049)	(22,600)
Earnings (loss) per share
Basic	0.07	(0.27)	(0.15)	(0.48)	(0.83)
Diluted	0.07	(0.27)	(0.15)	(0.48)	(0.83)
Number of shares included in computation:
Basic	27,398	27,393	27,101	26,933	27,205
Diluted	27,633	27,393	27,101	26,933	27,205

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere in this report.

Summary

BMC Industries, Inc. has two business segments; Buckbee-Mears, comprised of Mask Operations and Non-Mask Operations, and Optical Products (operating under the Vision-Ease Lens trade name). Buckbee-Mears is a leading manufacturer of high-volume precision products for the entertainment, high-tech, medical and filtration industries. Optical Products is a leading designer, manufacturer and distributor of polycarbonate, glass and plastic eyewear lenses.

Net revenues of $248.1 million for 2002 represent a decrease of 18% from the $302.3 million in 2001. The decline in revenue during 2002 was attributable to decreases in both divisions. Buckbee-Mears group sales decreased 19% in 2002 due principally to the Company's decision to exit the monitor mask business and the sale of the Company's non-mask sheet etching business. Optical Products revenues decreased 16% due principally to manufacturing difficulties experienced early in the year, which impacted the Company's ability to fill customer's orders and consequently negatively impacted sales as well as discontinuation of its purchased non-prescription sun lens sales.

Net loss and diluted loss per share for 2002 was $61.9 million and $2.30, respectively, compared to net loss and diluted loss per share of $22.6 million and $0.83, respectively, for 2001.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and adjustments, including those related to merchandise returns, bad debts, inventories, intangible assets, income taxes, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed the development and selection of these critical accounting policies with the audit committee of the board of directors.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $2.1 million and $2.4 million at December 31, 2002 and 2001, respectively.

Inventory

The Company reduces the stated value of its inventory for estimated obsolescence or impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required. Significant unanticipated changes in demand or technological development could have a significant impact on the future value of inventory and reported operating results.

Goodwill and Intangible Impairment

In assessing the recoverability of the Company's goodwill and other intangible assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  During the first quarter 2002, the Company completed its transitional impairment test using a discounted cash flow model required by SFAS No. 142 and determined that the goodwill in its Optical Products segment was impaired. As such, the Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $52,704 on which the Company recognized no tax benefit.  Additional discussion is included in note 3 of the consolidated financial statements.

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

Retirement Benefits

Employee pension costs and obligations are dependent on assumptions used by actuaries in calculating estimated future benefits to be paid. These assumptions may include discount rates, long-term return on plan assets, mortality rates and other factors. Actual results that may differ from the assumptions used are accumulated and amortized over future periods and, therefore can affect our recognized expense and recorded obligation in those future periods. While management believes the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension costs and obligations. Additional discussion on employee benefit plans is included in note 10 of the consolidated financial statements.

Contingent Liabilities

Reserves are established for estimated loss contingencies when it is determined that a loss is probable and the amount of the loss can be reasonably estimated.  Reserves for contingent liabilities are based upon management's assumptions and estimates, as well as advice of legal counsel or other third parties regarding the probable outcome of the matter.  If circumstances change, different facts or information become known or the actual outcome differs from the assumptions, revision to the estimated reserves would be recorded and reflected in the statement of operations in the period in which these changes occur.

Restructuring Initiatives

Beginning in the fourth quarter 2001 and continuing into 2002, the Company executed significant restructuring initiatives in both the Buckbee-Mears and Optical Products business groups.

The Buckbee-Mears group's Mask Operations exited the computer monitor segment of the aperture mask business and a portion of Non-mask Operations was sold to a third party.  The remaining non-mask operations in St. Paul, Minnesota were consolidated into its other facilities in Cortland, New York and Mullheim, Germany. These actions have resulted in staffing reductions at all of the group's manufacturing sites with the ceasing of operations at the St. Paul facility in January 2003. The Company is currently undergoing decommissioning and site restoration at that facility, which should be completed by the end of 2003.

During 2002, the Optical Products group discontinued certain Vision-Ease product development activities, discontinued or phased-out certain product categories and closed its production facility in Azusa, California and consolidated the Optical Products group's operations into its two remaining facilities. Additional polycarbonate lens manufacturing capacity was transferred to the Jakarta, Indonesia plant and polarized lens manufacturing was consolidated in the Ramsey, Minnesota facility. In first quarter 2002, the Company recorded additional restructuring expenses of $2.8 million related to the closure of the Azusa facility.

Results of Operations

The following discussion and analysis examines the operating results of the Company's two business segments. As used herein, "operating income" refers to operating income before non-recurring charges, administrative expense and interest, as shown in Note 12 to the Consolidated Financial Statements - Segment Information.

Revenues and Operating Profit

Buckbee-Mears

Comparison of 2002 and 2001.   Buckbee-Mears group revenues were $138.0 million for 2002, a decrease of $32.9 million or 19% from 2001. Sales of monitor masks decreased $28.2 million from 2001 due to the Company's exit of this segment of the business during 2002. Sales of entertainment masks were $1.1 million lower than 2001 due to declining prices in this market which were partially offset by increased volume. The remainder of the sales decline was due to the sale of the Company's non-mask sheet etching business in the first half of 2002.

Operating income for Buckbee-Mears was $9.1 million in 2002, an increase of approximately $4.0 million from the prior year. The 2001 operating income was reduced by restructuring related inventory write-offs of $2.4 million and other asset write-downs of $1.4 million. Excluding these restructuring related charges, operating income for 2002 was consistent with 2001. Operating margin in 2002 was 7% of revenues compared to 3% in 2001.  Excluding the restructuring related charges in 2001, operating margin was 5% of revenues. The increase in margin in 2002 is a reflection of the Company's restructuring and cost reduction efforts at the end of 2001 and during 2002.

Comparison of 2001 and 2000.   Buckbee-Mears group revenues were $170.9 million for 2001, a decrease of $44.0 million or 20% from 2000. Sales of entertainment masks decreased 15% from sales in 2000 and computer monitor mask sales decreased 30% compared to 2000. Sales of entertainment masks were impacted by a decline in demand beginning in the first half of the year, especially in the NAFTA market, as well as price reductions during the last part of 2001. Sales of monitor masks were negatively impacted by year-over-year price reductions and contraction in demand for computer products. Non-Mask Operations revenue declined 34% from 2000 as the Company's customers reacted to slow demand in the semiconductor, automotive and telecommunications segments.

Operating profit for Buckbee-Mears was $5.1 million for 2001, before non-recurring charges of $5.0 million, a decrease of $20.0 million from 2000. The operating margin was 3% of revenues for 2001 compared to 12% for 2000. The decrease in operating profit was primarily due to reduced demand for television products, which accelerated in the second quarter of the year. Pricing pressures in both the computer mask and television mask markets and low plant utilization also had negative impacts on operating profits and margins. The Company began taking action in the second quarter of 2001 to reduce costs, first by bringing down one line in Cortland, N.Y. during second quarter and then by extending the annual third quarter plant shutdown by a few weeks. Operating profit was also impacted by costs incurred as a result of restructuring initiatives commencing in the fourth quarter. Inventory write-offs of $2.6 million and other asset write-downs of $1.4 million were recorded as a result of the decision to exit the computer monitor mask business and to sell or consolidate into other facilities operations currently located in St. Paul, Minnesota. The effect of foreign currency translation had a nominal impact on the group's operating profit.

Optical Products

Comparison of 2002 and 2001.  Optical Products group revenues were $110.1 million in 2002, a decrease of $21.3 million or 16% from 2001. Sales in 2002 were affected by exiting some low margin business, manufacturing difficulties experienced in the first part of the year and greater than expected service disruption from the transfer of production from Azusa to the manufacturing facilities in Ramsey, Minnesota and Jakarta, Indonesia. These manufacturing issues hampered the Company's ability to fully meet customer demand. Sales in all product categories decreased from 2001 levels.  Polycarbonate sales decreased 7%, plastic sales decreased 35% and glass sales decreased 14% from 2001 sales levels.

Operating loss for Optical Products was $0.3 million for 2002, excluding non-recurring charges of $2.8 million, compared to an operating profit of $3.3 million in 2001.  Operating income in 2001 was impacted by costs incurred as a result of restructuring initiatives commencing in the fourth quarter of 2001. Inventory write-offs of $1.0 million and other asset write-downs of $1.0 million were recorded in 2001 for discounted or phased-out product categories. The decrease in operating income in 2002 was due to the decrease in sales of the higher margin polycarbonate products and due to manufacturing difficulties experienced in the early part of the year. The operating income was also negatively impacted by the transfer of and initial ramp up of production from the Azusa, California facility to Ramsey, Minnesota and Jakarta, Indonesia. The Company stopped production at the Azusa plant in second quarter 2002, closed its residual marketing and distribution functions in fourth quarter and is currently in the process of marketing these facilities for sale.

Comparison of 2001 and 2000.  Optical Products group revenues were $131.4 million in 2001, a decrease of $8.2 million or 6% from 2000. The decrease was due to soft retail demand and capacity constraints in premium product categories in the first part of the year and declines in sales in the last part of the year following the events of September 11, 2001.  Sales of high end products decreased 5% from 2000. Much of the decrease was attributable to declines in sales of mainline polycarbonate lenses, SunSport ® non-ophthalmic lenses and Tegra ® -coated polycarbonate lenses. Strong sales in the SunRx ® premium polarized lenses (increasing 15% over 2000) offset some of the sales reductions in other product lines.  Sales of glass lenses continue to decline year over year.

Operating profit of Optical Products was $3.3 million for 2001, excluding non-recurring charges of $1.2 million, a decrease of $8.1 million or 71% from 2000. The decrease in margin was due in part to reductions in sales of higher margin premium products and higher production costs related to low plant utilization. Operating profit was also impacted by costs incurred as a result of restructuring initiatives commencing in the fourth quarter of 2001. Inventory write-offs of $1.0 million and other asset write-downs of $1.0 million were recorded in 2001 for discounted or phased-out product categories.

Selling Expenses

Selling expenses were $12.9 million, $16.9 million and $17.2 million or 5.2%, 5.6% and 4.8% of revenues for 2002, 2001 and 2000, respectively. The decrease in 2002 is due to lower sales in the Optical Group which reduced costs which are directly linked to sales volumes. Selling expenses in Buckbee-Mears Group's non-mask operations were also lower due to the restructuring initiatives and sale of the sheet etching business in 2002.  The decrease in 2001 was due primarily to lower expenses in the Buckbee-Mears segment as a result of cost reduction efforts, including personnel reductions, initiated mid-year when sales demand began to decline. The Optical Products group's selling expenses for 2001 were even with 2000 expenses.

Administrative Expenses

Administrative expenses were $6.1 million, $5.0 million and $5.4 million or 2.5%, 1.7% and 1.5% of revenues for 2002, 2001 and 2000, respectively.  The increase in administrative expenses in 2002 is due to costs associated with the recruiting and hiring of a new CEO, costs related to the search for new board members and increased legal and consulting expenses related primarily to amendment of the Company's credit agreement. The increase in expenses as a percentage of sales in 2002 is primarily due to the decrease in sales from the previous years. The decrease in administrative expenses from 2000 to 2001 was due to performance-based employee incentive benefits tied to the Company's earnings, which were incurred in 2000 but not in 2001.

Interest Expense (Income)

Interest expense was $10.6 million, $11.8 million and $13.1 million for 2002, 2001 and 2000, respectively. Interest income was $0.2 million, $0.5 million and $0.3 million for 2002, 2001 and 2000, respectively. Interest expense decreased in both 2002 and in 2001 due to lower overall debt levels and LIBOR rates in those years. The impact from lower debt levels and lower LIBOR rates was offset during 2002 by increased credit spreads and fees as a result of amendments to the Company's senior credit agreement.

Income Taxes

The Company's effective tax rate, exclusive of deferred tax asset valuation reserve adjustments, was 23%, 39% and 30% in 2002, 2001 and 2000, respectively. The change in the tax rates was primarily due to the Company's domestic and foreign earnings mix.

Realization of the Company's net deferred tax asset is dependent on future taxable income.  During 2002, the Company increased its deferred tax asset valuation reserve from $14.5 million to $28.9 million, the effect of which increased income tax expense by $14.4 million.  The need for the valuation reserve was driven by projections for future U.S. taxable income, which impacts the potential for realizing the benefits of the Company's carryovers. The statutory time period for using the carryovers on its income tax returns extends beyond the period the Company used to assess impairment for accounting purposes. If, at some time in the future, it is determined that all or a portion of the existing carryovers may be realized, the valuation reserve will be reduced accordingly.

Seasonality

The Company's earnings have been generally lower in the first and third quarters due to maintenance shutdowns at the Company's mask production facilities during those periods.  Also, the seasonality of end products in several markets (televisions, computer monitors and ophthalmic lenses) affects the Company's annual earnings pattern.

Dividends

In August 2002, the Company suspended payment of cash dividends on its common stock.  Cash dividends of one-quarter cent per share were declared in the first and second quarters of 2002.

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

In September 2002, the Company reached an agreement with the Environmental Protection Agency regarding the Resource Conservation Recovery Act. The settlement relates primarily to past housekeeping practices at the Company's St. Paul facility. Under the settlement agreement, the Company will make four equal payments totaling $0.3 million over the next two years. The settlement was expensed in third quarter 2002 and the first installment was made in fourth quarter. An accrued liability of $0.2 million is included in accrued expenses on the Company's consolidated balance sheet at December 31, 2002.

Financial Position and Liquidity

Working capital was $44.1 million and the current ratio was 1.7 at December 31, 2002, compared to $70.7 million and a current ratio of 2.4 at December 31, 2001. Accounts receivable balances decreased $7.4 million compared to 2001 due primarily to lower sales in both segments from the exit of the computer monitor mask business, the sale of the Company's non-mask sheet etching business and the discontinuation of its purchased non-prescription sun lens sales.  Inventory levels were lower than 2001 due to initiatives to manage raw materials purchases reducing the inventory balances on hand. Finished goods balances were also lower in the Buckbee-Mears segment.  Accounts payable and other liabilities increased primarily due to extended payment terms with certain vendors in 2002.

At December 31, 2002, the Company had $112.3 million in debt and the ratio of total debt to total equity was 1.9. The $29.9 million reduction in debt was due primarily to management of and reduction in the Company's working capital in 2002. At December 31, 2001, the Company had $142.2 million in debt and the ratio of total debt to total equity was 1.2.

In 2002, the Company generated $31.7 million of cash flow from operating activities and $6.3 million from sales of assets, including certain property and equipment. The cash generated from operating activities and asset sales was used primarily for debt reduction of $29.9 million and property, plant and equipment additions totaling $8.2 million. In 2001, the Company generated $17.4 million of cash flow from operating activities. The cash generated from operating activities was used primarily for debt reduction totaling $2.8 million and property, plant and equipment additions totaling $14.1 million. In 2000, the Company generated $36.8 million of cash flow from operating activities. The cash generated from operating activities was used primarily for debt reduction totaling $23.3 million and property, plant and equipment additions totaling $11.9 million.

Capital spending in 2003 is planned to be approximately $11.4 million. It is currently anticipated that 2003 capital expenditures will be financed primarily with funds from operations.

In September 2002, the Company amended and restated its domestic credit agreement (the Agreement) and extended the termination date of the credit Agreement from May 2003 to May 2004. The amendment and restatement of the Agreement reduced the aggregate commitment from $185 million to $145 million ($110 million of term loans and $35 million of revolving commitment) and converted certain previously outstanding revolving loans to term loans. This Agreement is secured by a pledge of certain shares of common stock of the Company's subsidiaries, an intercompany note from one of the Company's European holding companies; security interests in certain assets, including but not limited to, all deposit accounts, receivables, inventories, machinery and equipment and intangible assets, as well as mortgages on its real property located in Ramsey, Minnesota and Cortland, New York. The agreement incorporates scheduled term loan amortization payments of $2.5 million per quarter, which were made in the third and fourth quarters of 2002; and $3.5 million per quarter payable beginning in 2003 through the termination date. The Agreement also includes a monthly borrowing base calculation, which may impact the ability of the Company to utilize its total revolving commitment.  The Company's borrowing base under the revolver commitment as of December 31, 2002 was $31.3 million.

As of December 31, 2002, there was $111.5 million outstanding under the Agreement with available credit of $22.5 million. The Company believes that internally generated funds and unused financing sources will be adequate to meet the its financing requirements for 2003. The Company was in compliance with all covenants under the Agreement at December 31, 2002.

The Company's Buckbee-Mears Europe subsidiary maintains a short-term credit facility in Germany for German and Hungarian operations with total credit of approximately $8.1 million. As of December 31, 2002, $0.7 million was outstanding under this facility and approximately $7.3 million of available credit reserved.

The Company is currently assessing alternative financing arrangements in anticipation of the May 2004 expiration date of its current domestic credit agreement. There is no assurance that new credit arrangements or alternative financing terms will be available, or if available with be on terms comparable to those in the current agreement.

Market Risk

Foreign Currency

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Germany, Hungary and Indonesia and purchases products from Asian, as well as other foreign suppliers. The Company sells its products in the United States and into various foreign markets.  The Company's sales are typically denominated in either the U.S. dollar or the European Euro. Buckbee-Mears also has an indirect exposure to the Japanese yen and the Korean won because its most significant competitors are Japanese and Korean. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products overseas are affected by the value of the U.S. dollar relative to other currencies. Long-term strengthening of the U.S. dollar may have an adverse effect on these sales and competitive conditions in the Company's markets and may limit the Company's ability to increase product pricing in times of adverse currency movements.

To manage the volatility relating to its direct exposures, the Company from time to time will utilize various derivative instruments, including foreign currency forward-exchange contracts and cross-currency swaps. The cross-currency swaps are accounted for under mark-to-market accounting. At December 31, 2002 and 2001, the Company had no outstanding foreign currency forward-exchange contracts.

The Company experiences foreign currency gains and losses, which are reflected on the Company's Statements of Operations, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's foreign subsidiaries and the resulting effect on the valuation of inter-company and other accounts. The net exchange gain (loss) was $(0.9) million in 2002, $0.2 million in 2001 and $(0.3) million in 2000. The Company anticipates that it will continue to incur exchange gains and losses from foreign operations in the future.

The Company's net investment in foreign subsidiaries with non-U.S. dollar functional currency was $27.9 million and $26.1 million at December 31, 2002 and 2001, respectively, translated into U.S. dollars at year-end exchange rates. The potential loss in value resulting from a hypothetical 10% reduction in foreign currency exchange rates is $2.5 million and $2.4 million in 2002 and 2001, respectively. The loss, if incurred, would be recorded as a charge to Accumulated Other Comprehensive Income (Loss).

During 2002, the U.S. dollar weakened against the Euro. During 2001 and 2000, the U.S. dollar strengthened against the German mark (DM). A stronger dollar generally has a negative impact on overseas results because foreign currency-denominated earnings translate into less U.S. dollars; a weaker dollar generally has a positive translation effect. However, a significant component of our overseas revenue is U.S. dollar based, somewhat mitigating this effect. As a result, the effect of the change in exchange rates for 2002, 2001 and 2000 did not have a material impact on net earnings.

Interest

Substantially all of the Company's debt and associated interest expense is sensitive to changes in the level of interest rates. To mitigate the impact of fluctuations in interest rates, the Company from time to time enters into interest rate swaps to hedge the exposure of a portion of its floating-rate debt. The Company's primary interest rate exposure is U.S., and to a lesser extent Euro and yen-based interest rates.

At various dates during 1999 and 2000, the Company entered into multiple interest rate swap agreements to provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%. At December 31, 2002, $50 million of these swaps remained outstanding with the swaps expiring in equal amounts in May 2003 and June 2003.

A hypothetical 100 basis point increase in interest rates would result in a $0.6 million and $0.9 million adverse impact on interest expense in 2002 and 2001, respectively.

Euro Currency Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union, including Germany, adopted the euro as their common legal currency.  The euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, each of the participating countries was scheduled to maintain its national (legacy) currency as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins have been issued, and legacy currencies were withdrawn from circulation by July 1, 2002. The Company's foreign operating subsidiaries that were affected by the euro conversion had established plans to address the business issues raised, including the competitive impact of cross-border price transparency. There were no near-term business ramifications of the conversion to Euro; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion did not have a material impact on the financial position or results of operations of the Company.

Cautionary Statements

Certain statements included in this Management's Discussion and Analysis, as well as other communications, including its filings with the SEC, reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. We wish to caution the reader not to place undue reliance on any such forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties detailed from time to time in reports filed by BMC with the SEC, including the disclosure in the Form 10-K under "Risk Factors" and elsewhere in Forms 10-Q and 10-K, that could cause actual results or outcomes to differ materially from those presently anticipated or projected and include, among others, ability to manage working capital and align costs with market conditions; continued imbalance in supply and demand for computer monitor masks; further aperture mask price declines; slowdown in growth of high-end lens products; rising raw material costs; ability to improve manufacturing yields and operating efficiencies; ability to qualify new products with customers; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and LCD, plasma, projection and other types of visual displays; ability to source plastic lens product requirement from third parties; ability to gain market share of polycarbonate products both domestically and abroad, including growth in European sales through the operation of processing laboratories; higher than expected restructuring related costs; ability to restructure the Non-Mask Operations and diversify its customer and product base; the effect of regional or global economic slowdowns; the impact of domestic or global terrorism on consumer spending choices; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel.  These factors should not, however, be considered an exhaustive list. We do not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of BMC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosures about market risks appear on pages 21-22 of the "Management's Discussion and Analysis" for the year ended December 31, 2002.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

Years Ended December 31	2002	2001	2000
Revenues	$248,098	$302,296	$354,485
Cost of products sold	226,414	276,999	300,795
Gross margin	21,684	25,297	53,690
Selling expense	12,924	16,910	17,163
Administrative expense	6,124	5,038	5,389
Non-recurring charges	2,800	6,218	--
Income (loss) from operations	(164)	(2,869)	31,138
Other income and (expense)
Interest expense	(10,588)	(11,752)	(13,115)
Interest income	241	508	282
Other income	1,712	883	2,838
Earnings (loss) before income taxes and
cumulative effect of change in accounting principle	(8,799)	(13,230)	21,143
Income tax expense	384	9,370	6,243
Earnings (loss) before accounting change	(9,183)	(22,600)	14,900
Cumulative effect of change in accounting principle	(52,704)	--	--
Net earnings (loss)	$(61,887)	$(22,600)	$14,900

Basic and diluted earnings (loss) per share
Before cumulative effect of accounting change	$(0.34)	$(0.83)	$0.54
Cumulative effect of accounting change	(1.96)	--	--
Net earnings (loss) per share	$(2.30)	$(0.83)	$0.54

Number of shares included in per share computation
Basic	26,963	27,205	27,396
Diluted	26,963	27,205	27,623

 See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)

December 31	2002	2001
Assets

Current Assets
Cash and cash equivalents	$1,635	$1,941
Trade accounts receivable, less allowances of $2,137 and $2,368	27,660	35,024
Inventories	59,736	71,634
Deferred income taxes	9,492	10,250
Other current assets	6,350	4,197
Total current assets	104,873	123,046
Property, plant and equipment, net	121,334	131,541
Deferred income taxes	3,083	7,166
Intangible assets, net	12,141	62,069
Other assets, net	5,928	7,924
Total assets
	$247,359	$331,746

Liabilities and Stockholders' Equity

Current Liabilities
Short-term borrowings	747	546
Current portion of long-term debt	14,010	308
Accounts payable	25,113	19,707
Accrued compensation and benefits	7,616	9,695
Income taxes payable	3,416	7,532
Deferred income taxes	88	--
Accrued restructuring expenses	2,265	5,038
Accrued liability for derivative instruments	1,154	2,794
Other current liabilities	6,324	6,685
Total current liabilities	60,733	52,305
Long-term debt	97,529	141,314
Pension and other employee retirement obligations	23,758	15,843
Other liabilities	4,705	4,171
Deferred income taxes	1,155	1,602

Stockholders' Equity
Common stock (shares issued of 27,066 and 26,910)	46,949	46,786
Retained earnings	19,957	81,979
Accumulated other comprehensive loss	(7,358)	(12,180)
Other	(69)	(74)
Total stockholders' equity	59,479	116,511
Total liabilities and stockholders' equity
	$247,359	$331,746

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share amounts)

Years Ended December 31, 2002, 2001 and 2000	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Other	Total
Balance at December 31, 1999
	$49,077	$92,620	$(3,495)	$(1,780)	$136,422
Comprehensive income:
Net earnings	--	14,900	--	--	14,900
Foreign currency translation adjustments	--	--	(2,027)	--	(2,027)
Loss on derivative instruments	--	--	(1,147)	--	(1,147)
Total comprehensive income					11,726
Exercise of options, including tax benefit	15	--	--	--	15
Restricted stock grants, net of forfeitures and including tax benefits	148	--	--	--	148
Repayments of stock option loans	--	--	--	131	131
Cash dividends declared-$0.06 per share	--	(1,644)	--	--	(1,644)
Balance at December 31, 2000
	49,240	105,876	(6,669)	(1,649)	146,798
Comprehensive loss:
Net loss	--	(22,600)	--	--	(22,600)
Foreign currency translation adjustments	--	--	(1,500)	--	(1,500)
Loss on derivative instruments	--	--	(1,676)	--	(1,676)
Minimum pension liability	--	--	(2,335)	--	(2,335)
Total comprehensive loss					(28,111)
Exercise of options, including tax benefit	736	--	--	--	736
Restricted stock grants, net of forfeitures and including tax benefits	171	--	--	--	171
Exchange of common stock as repayment of stock option loans	(3,361)	--	--	1,575	(1,786)
Cash dividends declared-$0.0475 per share	--	(1,297)	--	--	(1,297)
Balance at December 31, 2001	46,786	81,979	(12,180)	(74)	116,511
Comprehensive loss:
Net loss	--	(61,887)	--	--	(61,887)
Foreign currency translation adjustments	--	--	4,625	--	4,625
Gain on derivative instruments	--	--	1,700	--	1,700
Minimum pension liability	--	--	(1,503)	--	(1,503)
Total comprehensive loss					(57,065)
Stock grants	50	--	--	--	50
Restricted stock grants, net of forfeitures and including tax benefits	113	--	--	--	113
Repayment of stock option loans	--	--	--	5	5
Cash dividends declared-$0.005 per share	--	(135)	--	--	(135)
Balance at December 31, 2002	$46,949	$19,957	$(7,358)	$(69)	$59,479

Common Stock:  99,000 shares of voting common stock without par value authorized; 27,066, 26,910, 27,399 shares issued and outstanding at December 31, 2002, 2001 and 2000, respectively.

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

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

Years Ended December 31	2002	2001	2000
Cash Flows from Operating Activities

Net earnings (loss)	$(61,887)	$(22,600)	$14,900
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation and amortization	20,808	23,807	23,990
Write-off of goodwill	52,704	--	--
Gain on sale of property and equipment	(3,429)	(74)	(443)
Deferred income taxes	4,451	5,571	(983)
Other non-cash income and expense items	163	173	148
Decrease (increase) in assets

Trade accounts receivable	8,198	9,877	(4,235)
Inventories	13,723	9,500	(1,084)
Other current assets	(2,098)	6,059	1,106
Other non-current assets	(2,321)	(3,002)	(835)
Increase (decrease) in liabilities

Accounts payable	4,489	(13,891)	4,033
Income taxes payable	(4,307)	1,406	(1,387)
Accrued expenses and other current liabilities	(7,460)	2,188	2,767
Other non-current liabilities	8,629	(1,585)	(1,192)
Net cash provided by operating activities
	31,663	17,429	36,785
Cash Flows from Investing Activities

Additions to property, plant and equipment	(8,213)	(14,134)	(11,929)
Business acquisitions, net of cash acquired	--	--	(1,219)
Proceeds from sales of assets, including property and equipment	6,349	743	2,493
Net cash used in investing activities
	(1,864)	(13,391)	(10,655)
Cash Flows from Financing Activities

Increase (decrease) in short-term borrowings	13,777	(328)	(959)
Decrease in long-term debt	(43,785)	(2,496)	(22,149)
Common stock issued, including tax benefit	--	--	15
Cash dividends paid	(203)	(1,640)	(1,644)
Net employee repayments of stock option loans	5	132	131
Net cash used in financing activities
	(30,206)	(4,332)	(24,606)
Effect of exchange rate changes on cash and cash equivalents	101	(55)	(380)
Net increase (decrease) in cash and cash equivalents
	(306)	(349)	1,144
Cash and cash equivalents at beginning of year	1,941	2,290	1,146
Cash and cash equivalents at end of year
	$1,635	$1,941	$2,290

 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share amounts)

1.     Summary of Significant Accounting Policies

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly or majority-owned.

Revenue Recognition --Revenue is recognized upon shipment of product to the customer, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.

Shipping and handling costs are included in cost of products sold.

Cash Equivalents --Consist of highly liquid debt instruments with maturities of three months or less at the date of purchase. These instruments are carried at cost, which approximates fair market value.

Inventories --Stated at the lower of cost or market. Cost is determined principally on the average cost method.

Provisions for Inventory Reserves, Uncollectible Trade Receivables and Product Returns --The Company determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts. However, the factors impacting such provisions vary significantly between the Buckbee-Mears and Optical Products segments. Within the Buckbee-Mears segment, products are manufactured to customer specifications and changes in product demand from the loss of a customer, a new product offering or modifications to customer specifications can significantly impair the value of raw material and finished goods on hand. As a result, inventory valuation reserve requirements within this segment must be established based on specific facts and circumstances that can fluctuate significantly and are difficult to predict.  We do not anticipate these conditions will change due to the customized nature of the products manufactured by the Buckbee-Mears segment. The Optical Products segment inventory reserve requirements historically have been more predictable and more readily estimated by analyzing historic build and sales patterns.

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

Property, Plant and Equipment --Stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset's useful life are charged to operating expense as incurred. Depreciation is provided on the straight-line method over estimated useful lives of generally 40 years for buildings, 20 years for building improvements and infrastructure and 8 years for machinery and equipment.  Depreciation of assets included in construction in progress does not begin until the construction is complete and the assets are placed into service. Depreciation expense was $19,789, $20,272 and $20,504 in 2002, 2001 and 2000, respectively.

The Company evaluates long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible Assets --Consist primarily of capitalized patent costs and acquisition-related intangible assets, which are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, less accumulated amortization. Amortization is computed on a straight-line basis over estimated useful lives of 10 to 30 years. Amortization expense was $1,019, $3,535 and $3,486 in 2002, 2001 and 2000, respectively. Amortization expense is expected to be approximately $1,000 for each of the next five years.

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, which resulted in the write-off of its goodwill balance of $52,704. See footnote 3 for additional discussion regarding the implementation of SFAS No. 142.

Income Taxes --A deferred tax liability is recognized for temporary differences between financial reporting and tax reporting that will result in taxable income in future years. A deferred tax asset is recognized for temporary differences that will result in tax deductions in future years.

Comprehensive Income (Loss) --Comprehensive Income (Loss) consists of net earnings, foreign currency translation adjustments, gains/losses on derivative instruments and adjustments for minimum pension liability and is presented in the Consolidated Statements of Stockholders' Equity. The accumulated gain (loss) on derivative instruments was $(1,154), $(2,854) and $(1,178) as of December 31, 2002, 2001 and 2000, respectively.  The accumulated foreign currency translation gain (loss) was $(2,366), $(6,991) and $(5,491) as of December 31, 2002, 2001 and 2000, respectively. The accumulated minimum pension liability was $3,838 and $2,335 as of December 31, 2002 and 2001, respectively.

Earnings Per Share --The basic earnings per share amounts are determined based on the weighted average common shares outstanding, while the diluted earnings per share amounts also give effect to the common shares dilutive potential.  For the Company's earnings per share calculations, the basic and diluted weighted average outstanding share amounts differ only due to the dilutive impact of stock options and non-vested stock awards.

Stock-Based Compensation --The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and non-vested stock awards. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. For non-vested stock awards, compensation cost is recognized for the fair value of the stock awarded and is charged to expense over the respective vesting periods. The Company has adopted the disclosure-only provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

Pro forma information regarding net earnings and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest rate
	4.59%	5.00%	6.02%
Dividend yield	0.48%	2.78%	1.23%
Volatility factor	1.244	0.85	0.76
Weighted average expected life	5 years	5 years	5 years

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

For purposes of pro forma disclosures, the estimated fair value of the options using the Black-Scholes option pricing model is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

	2002	2001	2000
Net earnings (loss) - as reported
	$(61,887)	$(22,600)	$14,900
Net earnings (loss) - pro forma	(63,169)	(24,226)	13,208
Basic and diluted earnings (loss) per share - as reported	(2.30)	(0.83)	0.54
Basic and diluted earnings (loss) per share - pro forma	(2.34)	(0.89)	0.48
Weighted average fair value of options granted during the year	1.15	3.11	3.22

Estimates --The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification --Certain items in the 2001 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on net income or stockholders' equity as previously reported.

2.     Restructuring

In February 2002, the Company announced its plans to close the Optical Products segment's Azusa, California facility, sell the buildings and consolidate the operations into the Company's existing plants in Ramsey, Minnesota and Jakarta, Indonesia.  The total restructuring-related costs recorded were $2,800 of which $2,745 has been utilized during the year.  The following table details the restructuring charges and account balance as of December 31, 2002:

	Severance and Related Costs	Property, Plant and Equipment	Contractual Obligations and Other	Total
Charged to operations in 2002
	$426	$1,517	$857	$2,800
Utilized in 2002	371	1,517	857	2,745
Restructuring liability as of December 31, 2002:	$55	$--	$--	$55

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

The following table displays the activity and balances of the 2001 restructuring reserve account for the years ended December 31, 2002 and 2001:

	Restructuring Costs

	Severance and Related Costs	Contractual Obligations and Other	Total

Buckbee-Mears	$3,309	$1,729	$5,038
Optical Products	295	885	1,180
Total charged to operations in 2001	3,604	2,614	6,218

Buckbee-Mears	--	--	--
Optical Products	(295)	(885)	(1,180)
Total utilized in 2001	(295)	(885)	(1,180)

Buckbee-Mears	3,309	1,729	5,038
Optical Products	--	--	--
Restructuring liability as of December 31, 2001	$3,309	$1,729	$5,038
Utilized in 2002	(2,547)	(242)	(2,789)
Change in estimate	(39)	--	(39)
Restructuring liability as of December 31, 2002	723	1,487	2,210

	Other Restructuring Related Costs

	Inventory Adjustments	Asset Write-downs and Other	Total
Charged to operations in 2001:

Buckbee-Mears	$2,573	$1,389	$3,962
Optical Products	1,024	961	1,985
Total	$3,597	$2,350	$5,947

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

SFAS No. 142 required the Company to complete an impairment review of its goodwill assets. During the first quarter 2002, the Company completed its transitional impairment test using a discounted cash flow model required by SFAS No. 142 and determined that the goodwill in its Optical Products segment was impaired. As such, the Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $52,704 on which the Company recognized no tax benefit.

A reconciliation of reported net earnings (loss) adjusted to reflect the adoption of SFAS 142 as if it had been effective January 1, 2000 is provided below.

	2002	2001	2000
Reported net earnings (loss)
	$(61,887)	$(22,600)	$14,900
Add: Adjustment for accounting change	52,704	--	--
Goodwill amortization, net of tax	--	1,217	1,286
Adjusted net earnings (loss)	$(9,183)	$(21,383)	$16,186

Reported basic and diluted earnings (loss) per share	$(2.30)	$(0.83)	$0.54
Add: Adjustment for accounting change	1.96	--	--
Goodwill amortization, net of tax	--	0.04	0.05
Adjusted earnings (loss) per share	$(0.34)	$(0.79)	$0.59

The following is a summary of intangible assets at December 31:

	2002	2001
Goodwill	$--	$61,738
Intangible pension asset	3,332	--
Other	13,675	13,732
Total	17,007	75,470
Less accumulated amortization	4,866	13,401
Total intangible assets, net	$12,141	$62,069

4.     Inventories

The following is a summary of inventories at December 31:

	2002	2001
Raw materials	$13,030	$16,857
Work in process	6,156	7,445
Finished goods	40,550	47,332
Total inventories	$59,736	$71,634

5.     Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31:

	2002	2001
Land and improvements	$6,488	$6,279
Buildings and improvements	92,080	91,999
Machinery and equipment	172,088	175,769
Construction in progress	9,188	7,869
Total	279,844	281,916
Less accumulated depreciation and amortization	158,510	150,375
Total property, plant and equipment, net	$121,334	$131,541

6.     Derivative Instruments and Hedging Activities

Derivative financial instruments are used by the Company from time to time to reduce foreign exchange and interest rate risks.  All derivatives are recognized on the balance sheet at their fair value.  On the date a derivative contract is entered into the derivative is designated as a fair value hedge, cash flow hedge or a foreign-currency net investment hedge.  The Company hedges some selected foreign-currency denominated forecasted transactions (cash flow hedges), in which changes in the fair value of highly effective derivatives are recorded in Accumulated Other Comprehensive Loss.  The Company also has multiple interest rate swap agreements (cash flow hedges), which provide for the Company to swap a variable interest rate for fixed interest rates.

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

Foreign Currency Forward-Exchange Contracts

The Company will use foreign currency forward-exchange contracts with durations of less than twelve months to hedge against the effect of exchange rate fluctuations on certain foreign currency denominated steel purchases and other expenditures, and certain U.S. dollar denominated sales in a foreign subsidiary.

As of December 31, 2002, no contracts to purchase German marks (DM) remained outstanding. At December 31, 2001, $60 of deferred net losses on derivative instruments was included in Accumulated Other Comprehensive Loss. These losses were recorded into earnings in the first quarter of 2002.

During 2000, the Company entered into forward-exchange contracts to purchase a total of 22.5 billion Indonesian rupiah to hedge certain purchases in our Vision-Ease Indonesian operations. During 2001, these contracts were terminated and the Company recognized a loss of $133, which is included in other income in the consolidated statement of operations. As of December 31, 2002 and 2001, no contracts to purchase rupiah were outstanding.

Interest Rate Swaps

At various dates during 1999 and 2000, the Company entered into multiple interest rate swap agreements to provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At December 31, 2002, $50,000 of these swaps remained outstanding with the swaps expiring in May 2003 and June 2003.  The notional amount of interest rate swaps is not a measure of the Company's exposure to credit or market risks and is not included in the Consolidated Balance Sheets.  Fixing the interest rate minimizes the Company's exposure to the uncertainty of floating interest rates during this period.

Amounts to be paid or received under the interest rate swap agreement are accrued and recorded as an adjustment to Interest Expense during the term of the interest rate swap agreement.  At December 31, 2002, deferred net losses on the interest rate swap agreements in the amount of $1,154 were included in Accumulated Other Comprehensive Loss.

7.     Debt

The following is a summary of outstanding debt at December 31:

	2002	2001
U.S. revolving credit facility	$6,500	$141,000
U.S. term loans	105,000	--
German revolving credit facility	747	546
Other	39	622
Total	112,286	142,168
Less amounts due within one year	14,757	854
Total long-term debt	$97,529	$141,314

In September 2002, the Company amended and restated its domestic credit agreement (the Agreement) and extended the termination date of the Agreement from May 2003 to May 2004. The amendment and restatement of the Agreement reduced the aggregate commitment from $185,000 to $145,000 ($110,000 of term loans and $35,000 of revolving commitment) and converted certain previously outstanding revolving loans to term loans. This Agreement is secured by a pledge of certain shares of common stock of the Company's subsidiaries; an intercompany note from one of the Company's European holding companies; security interests in certain assets, including but not limited to, all deposit accounts, receivables, inventories, machinery and equipment and intangible assets, as well as mortgages on its real property located in Ramsey, Minnesota and Cortland, New York. The Agreement incorporates scheduled term loan amortization payments of $2,500 per quarter, which were made in the third and fourth quarters of 2002; and $3,500 per quarter payable beginning in 2003 through the termination date. The Agreement also includes a monthly borrowing base calculation, which may impact the ability of the Company to utilize its total revolving commitment. The Company's borrowing base as of December 31, 2002 was $31,307.

As of December 31, 2002, there was $111,500 of debt outstanding under the Agreement, with available credit of $22,507. Borrowings under the Agreement bear interest at a Base Rate plus a credit spread ranging from 2.25% to 4.75%, or at a Eurodollar Rate plus a credit spread ranging from 3.25% to 5.75%. This spread will increase 50 basis points, respectively, after July 1, 2003. In addition, the Company pays a commitment fee of 0.75% on undrawn funds. The Company's effective interest rate on U.S. floating-rate debt under the Agreement was 5.38% at December 31, 2002.  Under terms of the Agreement, the Company must meet certain financial covenants, including maintaining a specified consolidated net worth, a maximum leverage ratio (total debt to EBITDA), a minimum interest coverage ratio and a maximum level of capital expenditures.  The Company was in compliance with all covenants under the Agreement at December 31, 2002.

The Company's Buckbee-Mears Europe subsidiary maintains a short-term credit facility in Germany for German and Hungarian operations with total credit approximately $8,052 (7,669 Euro). This facility bears interest at a floating rate of 8.75% for overnight borrowings, or a base rate plus a credit spread based on current interbank lending rates for non-overnight borrowings. The facility is secured by land and buildings with a net book value as of December 31, 2002 of $9,098 (8,665 Euro). The lender may withdraw the credit facility at any time.  As of December 31, 2002, there was $747 (712 Euro) debt outstanding with available credit remaining of approximately $7,305 (6,957 Euro).

On December 31, 2002 and 2001, the estimated fair value of the Company's debt described above approximates the recorded amount.

Annual maturities of debt are $14,757 in 2003, $97,510 in 2004, $10 in 2005 and $9 in 2006.

There were $2,300 of outstanding domestic letters of credit and $5,905 (5,624 Euro) of outstanding foreign letters of credit at December 31, 2002.

Interest expense paid, net of amounts capitalized of $160, $200 and $410, was $10,675, $10,921 and $13,035 in 2002, 2001 and 2000, respectively.

8.     Commitments and Contingencies

The Company leases two manufacturing facilities, four sales, distribution or administrative facilities and the Company headquarters. In addition, the Company leases certain data processing and other equipment.

At December 31, 2002, the approximate future minimum rental commitments required under non-cancelable operating leases are as follows:

2003	$2,028
2004	1,110
2005	760
2006	146
2007	39
Thereafter	585
Total minimum lease payments	$4,668

Rent expense was $2,373, $2,987 and $2,387 in 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had no commitments related to capital projects.

The Company has entered into a long-term Product Manufacturing and Sales Agreement (the Supply Agreement) with a plastic lens manufacturer located in Southeast Asia. The Supply Agreement provides for the Southeast Asian manufacturer to supply, and the Company to purchase, certain minimum levels of plastic lenses. At December 31, 2002, the approximate future purchase commitments under this Supply Agreement were as follows:

2003	$6,805
2004	3,179
Total	$9,984

9.     Stock Purchase and Award Plans

The Restated and Amended 1994 Stock Incentive Plan (the 1994 Plan) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock and for other stock-based awards to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors.  During 2000, the Company's stockholders approved an amendment to the 1994 Plan authorizing an additional 2,000 shares of common stock for issuance.  At December 31, 2002, 4,444 shares of common stock were reserved for issuance under the 1994 Plan and for outstanding options under the 1984 Omnibus Stock Plan, which terminated on January 10, 1994.  The reserved shares included 1,426 shares available for awards under the 1994 Plan.

Information relating to stock options during 2002, 2001 and 2000 is as follows:

	Option Price
Number of Shares	Per Share Average	Total Price

Shares under option at December 31, 1999
2,534	$9.75	$24,714
2000 Activity:

Granted
450	5.29	2,379
Exercised
(3)	5.00	(15)
Forfeited
(212)	9.66	(2,047)
Shares under option at December 31, 2000
2,769	9.04	25,031
2001 Activity:

Granted
832	5.62	4,678
Exercised
(247)	1.94	(478)
Forfeited
(578)	7.60	(4,393)
Shares under option at December 31, 2001
2,776	8.95	24,838
2002 Activity:

Granted
1,014	1.33	1,348
Expired
(567)	15.19	(8,614)
Forfeited
(205)	5.23	(1,072)
Shares under option at December 31, 2002
3,018	$5.47	$16,500

Shares exercisable at December 31, 2002
1,471	$7.57	$11,129
Shares exercisable at December 31, 2001
1,584	$10.04	$15,911
Shares exercisable at December 31, 2000
1,591	$8.49	$13,502

The following table summarized information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 - 5	1,313	6.7	$2.10	366	$3.28
5 - 10	1,358	5.1	5.99	824	6.12
10 - 20	241	4.8	12.60	175	13.20
20 - 31	106	3.7	24.19	106	24.19
	3,018	5.7	$5.47	1,471	$7.57

All outstanding options are nonqualified options.  No compensation expense related to stock option grants was recorded in 2002, 2001 or 2000, as the option exercise prices were equal to fair market value on the date of grant.

Common Stock Issuance.  In May 2002, the Company issued 40 shares to the departing CEO and recognized $50 of compensation expense, which is included in administrative expense on the consolidated statement of operations.

Stock Option Exercise Loan Program .. During 2000, the Company discontinued the Stock Option Exercise Loan Program under which holders of exercisable stock options could obtain interest-free and interest-bearing loans from the Company to facilitate their exercise of stock options.  Under provisions of the program, new loans cannot be made, but existing loans will continue to be administered until they are repaid. Such full recourse loans are evidenced by demand promissory notes and are secured by shares of stock. The portion of such loans directly related to the option exercise price is classified as a reduction of stockholders' equity. The remainder is included in current assets.

In August 2001, 686,630 common shares at a market value of $3,361 were received from officers of the Company in exchange for the repayment of certain stock option loans and exercise of certain stock options as follows:

Receipt of common shares
$(3,361)
Repayment of stock option loans	2,627
Option exercise proceeds	478
Tax benefit adjustment of stock options	256
Net cash	$--

Share Rights Plan . In June 1998, the Company adopted a Share Rights Plan and declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock to stockholders of record on July 20, 1998. The Rights will become exercisable after any person or group acquires or announces a tender or exchange offer resulting in the beneficial ownership of 15% or more of the Company's common stock. Each Right entitles shareholders to buy one five-hundredth of a share of a newly created series of preferred stock at an exercise price of $75 subject to adjustment upon certain events. If any person or group acquires 15% or more of the Company's common stock, if the Company is acquired in a business combination, or if the Company sells 50% or more of its assets, each Right entitles its holder, other than the person or group acquiring the common stock, to purchase at the Right's then current exercise price, shares of the Company's common stock having a value of twice the Right's then current exercise price. The Rights are redeemable at $0.001 per Right and will expire on July 20, 2008 unless extended or redeemed earlier by the Company.

10.    Employee Benefit Plans

The Company maintains a savings and profit sharing plan covering substantially all of its domestic salaried employees and a majority of those domestic hourly employees not covered by a pension plan or retirement fund described below. Under the profit sharing provision of the plan, the Company makes no annual minimum contribution. Depending upon the Company's profitability, a discretionary contribution up to 12% of participants' wages may be made. Provisions of the profit sharing portion of the plan include 100% vesting after five years of continuous service, and payment of benefits upon retirement, total disability, death or termination. Under terms of the savings provision of the plan, the Company makes a quarterly contribution equal to 100% of participants' before-tax contributions up to 3% of base salary with an additional contribution equal to 50% of participants' before-tax contributions between 3% and 5% of base salary.  Provisions of the savings portion of the plan include immediate vesting of the Company's contributions, and payment of benefits upon retirement, total disability, death or termination.

The Company's German subsidiary has a noncontributory defined benefit pension plan covering substantially all of its employees.  Benefits payable under the plan are based upon the participant's base salary prior to retirement and years of credited service.  As allowed under German law, this plan is not funded.  However, under generally accepted accounting principles, the estimated future liability is accrued in the Company's Consolidated Financial Statements.  The Company also has a defined benefit pension plan under a contract with its union employees.

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

The above described defined benefit and post-retirement plans included the following components:

	Pension Benefits
	2002	2001
Change in Benefit Obligation:

Benefit obligation at beginning of year	$32,673	$13,486
Service cost	663	445
Interest cost	2,224	825
Foreign currency exchange rate changes	1,964	(521)
Actuarial (gain) loss	846	393
Benefit payments	(1,745)	(474)
Administrative expenses paid	(18)	--
Benefit obligation at end of year	36,607	14,154

Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	18,356	4,335
Actual return on plan assets	(1,879)	(983)
Employer contribution	151	261
Benefit payments	(1,532)	(287)
Administrative expenses paid	(18)	--
Fair value of plan assets at end of year	15,078	3,326

Funded Status:
Funded status of the plan (underfunded)	(21,529)	(10,828)
Unrecognized transitional amount	3,358	34
Unrecognized net gain	5,310	1,197
Accrued pension cost	$(12,861)	$(9,597)

	2002	2001	2000
Components of Net Periodic Pension Cost

Pension benefits:
Service cost	$663	$445	450
Interest cost	2,224	825	802
Expected return on plan assets	(1,463)	(268)	(350)
Amortization of transition obligation	169	11	12
Recognized actuarial gain	14	(7)	(11)
Net periodic pension cost	$1,607	$1,006	$903

Post-retirement benefits:
Service costs	$--	$--	$47
Interest cost	--	--	55
Recognized actuarial (gain) loss	--	--	3
Settlement/curtailment gain	--	--	(1,678)
Net periodic pension cost	$--	$--	$(1,573)

Assumptions used in developing the projected benefit obligation and the net periodic pension cost as of December 31 were as follows:

	2002	2001	2000
Domestic plans (including post-retirement plan in 2000):

Discount rate	6.75%	7.50%	7.75%
Rate of return on plan assets	8.75%	9.00%	9.00%
Foreign plan:
Discount rate	6.00%	6.00%	6.00%
Rate of increase in compensation	2.60%	2.50%	2.50%

At December 31, 2002, the Company was required to record a minimum pension liability under its pension plans in the amount of $7,170, net of taxes. An intangible asset for the union plan transition obligation in the amount of $3,332 was also recorded. The charge to accumulated other comprehensive income was $1,503 and 2,335 in 2002 and 2001, respectively.

The total cost of all profit sharing, savings and pension plans, domestic and foreign, was $2,698, $2,754 and $4,591 in 2002, 2001 and 2000, respectively ..

11.    Income Taxes

The provision for income taxes was based on earnings (loss) before income taxes, as follows:

Years ended December 31
	2002	2001	2000
Domestic	$(60,281)	$(16,806)	$6,648
Foreign	(1,222)	3,576	14,495
Earnings (loss) before income taxes	$(61,503)	$(13,230)	$21,143

The provision for income taxes consisted of:

Years ended December 31
	2002	2001	2000
Current

Federal	$(5,705)	$(150)	$1,102
State	18	58	(15)
Foreign	1,619	3,878	6,310
Deferred
Federal and state	4,712	6,504	(1,292)
Foreign	(260)	(920)	138
Income tax expense	$384	$9,370	$6,243

Significant components of deferred income tax assets and liabilities were as follows at December 31:

	2002	2001
Federal and State Net Deferred Income Taxes
Deferred tax asset
Reserves and accruals	$4,757	$4,642
Compensation and benefit-related accruals	5,072	5,319
Goodwill	14,623	--
Other temporary differences	4,364	4,278
NOL and tax credit carryovers	17,545	23,414
Valuation allowance	(28,853)	(14,500)
Total	17,508	23,153
Deferred tax liability
Goodwill	--	(3,072)
Depreciation	(3,700)	(2,430)
Capitalized molds and tooling	(1,294)	(799)
Total	(4,994)	(6,301)
Net deferred tax asset	$12,514	$16,852

Foreign Net Deferred Income Taxes
Deferred tax liability
Depreciation	$(1,720)	$(1,908)
Inventory	(11)	(110)
Other temporary differences	(653)	(565)
Total	(2,384)	(2,583)
Deferred tax asset
Retirement benefits	1,093	815
Other temporary differences	109	730
Total	1,202	1,545
Net deferred tax liability	(1,182)	(1,038)

The federal and state net deferred tax asset included a current portion of $9,431 and $10,198 at December 31, 2002 and 2001, respectively, and a long-term portion of $3,083 and $6,654 at December 31, 2002 and 2001, respectively. The foreign net deferred tax liability included a current liability of $27 and a current asset of $52 at December 31, 2002 and 2001, respectively, and a long-term liability of  $1,155 and $1,090 at December 31, 2002 and 2001, respectively.

Net operating loss carryforwards of $13,243 at December 31, 2002 expire in 2019. General business credit carryforwards of $932 expire in 2016 to 2022. Foreign tax credit carryforwards of $10,280 expire in 2003 through 2005. Alternative minimum tax credits of $981 can be carried forward indefinitely to offset regular tax liabilities.

The differences between income taxes at the U.S. federal statutory tax rate and the effective tax rate were as follows:

Years ended December 31
	2002	2001	2000
Statutory rate
	(35.0)%	(35.0)%	35.0%
Difference in taxation of foreign earnings	2.8	10.7	6.1
Foreign income taxed in the U.S.	10.2	(14.9)	(9.5)
State income taxes, net of federal benefit	(1.6)	(1.6)	1.0
Change in deferred tax valuation allowance	23.3	109.6	--
Other items	0.9	2.0	(3.1)
Effective tax rate	0.6%	70.8%	29.5%

Differences in taxation of foreign earnings relate primarily to taxation of foreign earnings at rates in excess of the U.S. statutory rate.  Undistributed earnings of foreign subsidiaries at December 31, 2002 were approximately $12,619. No U.S. taxes have been provided on these undistributed earnings, because the Company expects to be able to utilize foreign tax credits to offset any U.S. tax that would result from their distribution.

The Company provided for deferred tax asset valuation reserves of $14,353 in 2002 and $14,500 in 2001, the effect of which increased income tax expense. The need for the valuation reserve was driven by projections for future U.S. taxable income, which impacts the potential for realizing the benefits of the Company's carryovers. The statutory time period for using the carryovers on its income tax returns extends beyond the period the Company used to assess impairment for accounting purposes.  If at some time in the future it is determined that all or a portion of the existing carryovers may be realized, the valuation reserve will be reduced accordingly.

Income taxes paid were $586, $612 and $7,888 in 2002, 2001 and 2000, respectively.

12.    Segment Information

The Company has two operating segments, which manufacture and sell a variety of products:  Buckbee-Mears and Optical Products.  Buckbee-Mears manufactures precision photo-etched and electroformed parts that require tight tolerances and miniaturization.  Its principal product is aperture masks, a key component used in the manufacture of color television and computer monitor picture tubes.  Optical Products designs, manufactures and distributes optical lenses.  Net sales of aperture masks comprised 93%, 93% and 91% of Buckbee-Mears segment revenues in 2002, 2001 and 2000, respectively, and 52%, 52% and 55% of the Company's consolidated total revenues in 2002, 2001 and 2000, respectively.

The following is a summary of certain financial information relating to the two segments:

Years ended December 31
	2002	2001	2000

Total Revenues by Segment

Buckbee-Mears	$137,950	$170,862	$214,880
Optical Products	110,148	131,434	139,605
Total Revenues	$248,098	$302,296	$354,485

Operating Income (Loss) by Segment

Buckbee-Mears
Before non-recurring charges	$9,050	$5,089	$25,108
Non-recurring charges	--	(5,038)	--
Total	9,050	51	25,108
Optical Products
Before non-recurring charges	(290)	3,298	11,419
Non-recurring charges	(2,800)	(1,180)	--
Total	(3,090)	2,118	11,419
Total segment operating profit	5,960	2,169	36,527
Administrative expense	(6,124)	(5,038)	(5,389)
Interest expense, net	(10,347)	(11,244)	(12,833)
Other income	1,712	883	2,838
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(8,799)	(13,230)	21,143

Identifiable Assets by Segment

Buckbee-Mears	$116,966	$132,755	$158,453
Optical Products	109,634	180,648	191,884
Total identifiable assets	226,600	313,403	350,337
Corporate and other assets	20,759	18,343	23,467
Total assets	$247,359	$331,746	$373,804

Depreciation and Amortization by Segment

Buckbee-Mears	$11,395	$12,191	$13,492
Optical Products	9,349	11,516	10,336
Corporate and other	64	100	162
Total depreciation and amortization	$20,808	$23,807	$23,990

Capital Expenditures by Segment

Buckbee-Mears	$2,421	$5,779	$7,703
Optical Products	5,762	8,311	4,182
Corporate and other	30	44	44
Total capital expenditures	$8,213	$14,134	$11,929

The following is a summary of the Company's operations in different geographic areas:

Years ended December 31
	2002	2001	2000

Total Revenues from Unaffiliated Customers

United States	$150,092	$192,879	$232,458
Germany	69,855	84,399	95,796
Other	28,151	25,018	26,231
Total	$248,098	$302,296	$354,485

Long-Lived Assets

United States	$89,212	$101,482	$107,679
Germany	18,169	18,136	21,404
Other	13,953	11,923	10,416
Total	$121,334	$131,541	$139,499

The Company evaluates segment performance based on profit or loss from operations before interest, other income/expense, taxes and charges for corporate administration.  Revenues by geographic area are based upon revenues generated from each country's operations.  Net sales to unaffiliated foreign customers from domestic operations (export sales) in 2002, 2001 and 2000 were $36,101, $56,139 and $61,686, or 15%, 19% and 17%, respectively, of total revenues.  Buckbee-Mears had sales to one customer of $32,894, $42,566 and $62,895 and to another customer of $45,957, $47,502 and $58,174 in 2002, 2001 and 2000, respectively.  Optical Products did not have sales to any individual customer greater than 10% of total revenues.

13.    Concentrations of Credit Risk

Approximately 72% of the trade accounts receivable before allowances (receivables) of Buckbee-Mears at December 31, 2002 were represented by four customers.  Approximately 54% of the receivables of Optical Products at December 31, 2002 were represented by 20 customers.  These 24 customers represented approximately 64% of the Company's consolidated receivables at December 31, 2002, with one customer of Buckbee-Mears representing approximately 14% and two other customers representing approximately 13% each of consolidated receivables and one customer of Optical Products representing approximately 9% and another customer representing 8% of consolidated receivables.

Buckbee-Mears' customer base consists of the largest television manufacturers in the world.  Accordingly, Buckbee-Mears generally does not require collateral and its trade receivables are unsecured.  Optical Products' customer base consists of a wide range of eyewear retailers and optical laboratories.  Optical Products performs detailed credit evaluations of customers and establishes credit limits as necessary.  Collateral or other security for accounts receivable is obtained as considered necessary for Optical Products' customers.

14.    Legal Matters

During 2002, the Optical Products group filed a lawsuit for patent infringement against Younger Mfg. Co., which operates under the name "Younger Optics", in the United States Court for the District of Minnesota. We sought an injunction prohibiting the manufacture, use, sale or offer for sale of polycarbonate polarizing lenses that infringe patent claims held by us, as well as damages suffered as a result of Younger's infringement of our patent rights. On March 17, 2003, we settled this lawsuit and entered into a license agreement under which Younger is required to pay a royalty to Vision-Ease for all products produced within our patent claims. In addition, Vision-Ease received a royalty-free license to Younger patents covering the use of PET film in the production of optical products. Although we currently do not practice within these patents, we have the right to use this technology in future applications.

In June 2002, Riccardo Nunziati, a shareholder of BMC, filed a shareholder derivative lawsuit in Minnesota District Court for the Fourth District against BMC, Paul B. Burke, our former Chairman of the Board and CEO, and the remaining directors serving on BMC's Board at that time. Mr. Nunziati's complaint asserted breach of fiduciary duty, abuse of control and waste of corporate assets. Mr. Nunziati sought to unwind a stock transaction between BMC and Mr. Burke, as well as payment of his attorney fees and other costs of bringing the suit. In July 2002, the case was removed from the Minnesota District Court to the United States District Court for the District of Minnesota. The parties reached a settlement in August 2002. Under the terms of the settlement agreement, we agreed to review existing corporate governance policies and practices and consider enhancements to those polices where appropriate. In addition, the Board agreed to consider up to three nominees from Mr. Nunziati for potential membership on the Board of Directors.  Although Mr. Nunziati had the right to nominate three candidates for consideration by the Board, the settlement agreement provided that his nominees were required to meet the same qualifications as all other candidates and go through the same process as all other director candidates. Of the three nominees presented by Mr. Nunziati, the Board moved forward with the consideration of one candidate, Robert D. Endacott. Following an extensive review process, the Board determined that Mr. Endacott met the qualifications for service on the Board and that he would bring beneficial experience and knowledge to the Board.  Mr. Endacott accepted the Board's offer to serve as a director in October 2002.

In August 2002, the Buckbee-Mears group initiated arbitration proceedings in Stockholm, Sweden against China-based China National Electronics Import and Export Corp. ("CEIEC") and Yantai Zhenghai Electronic Shadow Mask Co., Ltd. ("Yantai") seeking monetary damages and injunctive relief for alleged violations by the CEIEC and Yantai of multiple terms of an equipment purchase and technology license agreement between CEIEC, Yantai and BMC. The Buckbee-Mears group sold a mask production line to the defendants under this agreement in 1993.  In addition to restrictions on sales of masks by Yantai outside China, the agreement requires the payment of a royalty by Yantai to BMC for all of its mask sales over a ten-year period. To date, Yantai has not made any royalty payments to BMC. In addition, Yantai has built additional mask production lines, which BMC alleges were built in violation of the agreement by copying the original production line sold to Yantai. BMC also alleges that these subsequent production lines infringe upon BMC intellectual property rights. The arbitration panel is expected to issue its findings in July 2003.

BMC is also a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse impact on our consolidated financial position, liquidity or results of operations.

Report of Independent Auditors

The Board of Directors and Stockholders

BMC Industries, Inc.

We have audited the accompanying consolidated balance sheets of BMC Industries, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMC Industries, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

Ernst & Young LLP

Minneapolis, Minnesota

January 31, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

(a)    Directors of the Registrant

      The information under the caption "Election of Directors" on pages 3-5 of our proxy statement for the annual meeting of stockholders to be held on May 13, 2003 is incorporated herein by reference.

(b)    Executive Officers of the Registrant

Listed below is information regarding all of our executive officers as of March 21, 2003.

Name (Age)	Date First Elected or Appointed as an Executive Officer	Title
Douglas C. Hepper (53)	June 2002	Chairman of the Board, President and Chief Executive Officer
Bradley D. Carlson (38)	September 1999	Treasurer
Jon A. Dobson (36)	December 1997	Vice President, General Counsel and Secretary
Richard G. Faber (43)	March 2002	Controller
Susan J. Linzmeier (57)	July 2002	Vice President, Human Resources
Curtis E. Petersen (50)	December 2001	Senior Vice President and Chief Financial Officer

There are no family relationships between or among any of the executive officers. Executive officers are elected by the Board of Directors and serve until their successors have been duly elected and qualified or until their resignation or removal.

Except as indicated below, the executive officers have not changed their principal occupations or employment during the past five years.

Mr. Hepper is also a director of BMC. Mr. Hepper joined BMC as Chairman, President and Chief Executive Officer in June 2002. Prior to joining BMC, Mr. Hepper has held several management positions with PPG Industries, Inc., a global manufacturer and distributor of paints and other coatings, since 1973, most recently as Vice President of PPG's automotive refinishing divisions.

Mr. Carlson joined BMC in September 1999 as Treasurer. From July 1992 to September 1999, Mr. Carlson held various positions with Northwest Airlines, Inc., a commercial air travel carrier, most recently as Director of Corporate Finance. Prior to this, Mr. Carlson served as an Associate with Kidder Peabody, Inc., an investment banking firm, in 1991, and as a Corporate Finance Analyst with Dain Rauscher Incorporated, an investment banking firm, from December 1987 to June 1990.

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

Mr. Faber jointed BMC in March 2002 as Controller. From 1998 to 2001, Mr. Faber served as Chief Financial Officer, Asia Pacific, at Carlson Companies, a travel, marketing and hospitality company. Prior to this, Mr. Faber served in a variety of controller and project leader assignments with Cargill Incorporated, a processing and trading company.

Ms. Linzmeier joined BMC in July 2002 as Vice President of Human Resources. Prior to joining the Company, Ms. Linzmeier held several positions over the last 15 years with American Standard Corporation, an air conditioning, heating, plumbing and vehicle control products manufacturing company, most recently as Corporate Director, Human Resources.

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

(c)    Compliance with Section 16(a) of the Exchange Act

      The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of our proxy statement for the annual meeting of stockholders to be held on May 13, 2003 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the caption "Executive Compensation" on pages 13-16 and 17-20, and "Election of Directors - Information About the Board and Its Committees" on pages 3-6 of our proxy statement for the annual meeting of stockholders to be held on May 13, 2003 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" on pages 10-12 of our proxy statement for the annual meeting of stockholders to be held on May 13, 2003 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption "Certain Transactions" on page 22 of our proxy statement for the annual meeting of stockholders to be held on May 13, 2003 is incorporated herein by reference.

Item 14. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including Douglas C. Hepper, our principal executive officer, and Curtis E. Petersen, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)). Based on that evaluation, BMC's management, including Messrs. Hepper and Petersen, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.     Financial Statements

            The following items are included herein on the pages indicated.

Consolidated Financial Statements:	Page

Consolidated Statements of Operations for the Years Ended
December 31, 2002, 2001 and 2000	24

Consolidated Balance Sheets as of December 31, 2002 and 2001	25

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2002, 2001 and 2000	26

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002, 2001 and 2000	27

Notes to Consolidated Financial Statements	28

Price Range of Common Stock	12

Report of Independent Auditors	45

Selected Quarterly Financial Data (unaudited)	14

2.     Financial Statement Schedule:

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referenced above:

                                                                                                               Page

            II - Valuation and Qualifying Accounts                                                            50

Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

      3.     Exhibits:

            Reference is made to the Exhibit Index contained on pages 54 of this Form 10-K.

The following exhibits filed as a part of this report are management contracts or compensatory plans or arrangements:

10.1

Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998 and terminated as of December 31, 2002) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

10.6

Restated and Amended Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467)).

10.27

Form of Change of Control Agreement entered into between the Company and Mr. Burke (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No 1-8467)).

10.28

Form of Change of Control Agreement entered into between the Company and Messrs. Carlson, Dobson, Faber, Petersen and Ms. Linzmeier (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467)).

10.30

Employment Agreement by and between the Company and Paul B. Burke, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

10.29

Employment Agreement by and between the Company and Curtis E. Petersen, dated December 3, 2001(incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467)).

10.31

BMC Industries, Inc. Executive Benefit Plan, effective January 1, 1993 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

10.10

First Declaration of Amendment, effective September 1, 1998, to the BMC Industries, Inc. Executive Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467)).

10.31

Amendment to Executive Employment Agreement between the Company and Paul B. Burke, dated April 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File NO. 1-8467)).

10.32

Employment Agreement by and between the Company and Douglas Hepper, dated as of May 14, 2002 (incorporated by reference to Exhibit 10.44 of the Company's Current Report on Form 8-K, dated June 12, 2002 and filed with the Commission on June 12, 2002 (File No. 1-8467)).

(b)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated October 12, 2002, that reported the completion of a Second Amendment and Restatement Agreement amending the Company's Amended and Restated Credit Agreement dated June 25, 1998.

(c)    Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)    Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31

(in thousands)

	Balance Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Translation Adjustment and Other	Balance End of Year
2002
Allowance for doubtful accounts	$1,496	$698	$1,454	$0	$740
Allowance for merchandise returns	872	489	121	157	1,397
Total	$2,368	$1,187	$1,576	$157	$2,137
Inventory reserves	$12,580	$766	$3,056	$702	$10,992

2001
Allowance for doubtful accounts	$1,433	$1,452	$1,389	$0	$1,496
Allowance for merchandise returns	1,430	595	677	(476)	872
Total	$2,863	$2,047	$2,066	($476)	$2,368
Inventory reserves	$10,669	$3,696	$1,567	($218)	$12,580

2000
Allowance for doubtful accounts	$1,828	$1,388	$1,783	$0	$1,433
Allowance for merchandise returns	1,546	583	483	(216)	1,430
Total	$3,374	$1,971	$2,266	($216)	$2,863
Inventory reserves	$15,317	($3,021)	$1,201	($426)	$10,669

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 31, 2003, on its behalf by the undersigned, thereunto duly authorized.

                                          BMC INDUSTRIES, INC.

                                          By:  /s/Douglas C. Hepper

                                                 Douglas C. Hepper

                                                                                                                                        Chairman, President and

                                                                                                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003, by the following persons in the capacities and on the dates indicated.

           Signature                         Title

/s/Douglas C. Hepper                                  Chairman of the Board, President and Chief

Douglas C. Hepper                                       Executive Officer (Principal Executive Officer)

/s/Curtis E. Petersen                                     Senior Vice President and Chief Financial

Curtis E. Petersen                                         Officer (Principal Financial Officer)

/s/Richard G. Faber                                      Controller (Principal Accounting Officer)

Richard G. Faber

/s/John W. Castro                                         Director

John W. Castro

/s/H. Ted Davis                                           Director

H. Ted Davis

/s/Robert D. Endacott                                  Director

Robert D. Endacott

/s/Morris Goodwin, Jr.                                Director

Morris Goodwin, Jr.

/s/Harry A. Hammerly                                 Director

Harry A. Hammerly

/s/Alan R. Longstreet                                   Director

Alan R. Longstreet

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas C. Hepper, certify that:

1. I have reviewed this annual report on Form 10-K of BMC Industries, Inc.;

     2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/Douglas C. Hepper
Douglas C. Hepper
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Curtis E. Petersen, certify that:

1. I have reviewed this annual report on Form 10-K of BMC Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/Curtis E. Petersen
Curtis E. Petersen
Chief Financial Officer

BMC Industries, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended December 31, 2002

Exhibit No.		Exhibit Method of Filing
3.1	Second Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.2	Amendment to the Second Restated Articles of Incorporation, dated May 8, 1995.	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.3	Amendment to the Second Restated Articles of Incorporation, dated October 30, 1995.	Incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-8467).
3.4	Amendment to the Second Restated Articles of Incorporation, dated August 7, 1998.	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
3.5	Articles of Correction to the Second Restated Articles of Incorporation, dated November 22, 1999.	Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
3.6	Restated Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.7	Amendment to the Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467).
3.8	Amendment to the Restated Bylaws of the Company, dated February 20, 1998.	Incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467) .
4.1	Specimen Form of the Company's Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2 (File No. 2-83809).
4.2	Form of Share Rights Agreement, dated as of June 30, 1998, between the Company and Norwest Bank, National Association, as Rights Agent.	Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated July 14, 1998.
10.1	Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998 and terminated on December 31, 2002).	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.2	BMC Industries, Inc. Savings and Profit Sharing Plan, 2001 Revision, effective January 1, 2001.	Filed electronically herewith.
10.3	First Declaration of Amendment, effective December 31, 2001, to the BMC Industries, Inc. Savings and Profit Sharing Plan, 2001 Revision.	Filed electronically herewith.
10.4	Second Declaration of Amendment, effective January 1, 2002, to the BMC Industries, Inc. Savings and Profit Sharing Plan, 2001 Revision.	Filed electronically herewith.
10.5	Third Declaration of Amendment, dated December 31, 2002, to the BMC Industries, Inc. Savings Profit Sharing Plan, 2001 Revision.	Filed electronically herewith.
10.6	Restated and Amended Directors' Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467).
10.7	Restated and Amended 1994 Stock Incentive Plan, effective May 11, 2000.	Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8467).
10.8	Amendment No. 1 to the Restated and Amended 1994 Stock Incentive Plan, dated August 3, 2000.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8467).
10.9	BMC Industries, Inc. Executive Benefit Plan, effective January 1, 1993.	Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.10	First Declaration of Amendment to the BMC Industries Executive Benefit Plan, effective September 1, 1998.	Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.11	Lease Agreement, dated November 20, 1978, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-2 (File No. 2-79667).
10.12	Amendment to Lease Agreement, dated December 27, 1983, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 1-8467).
10.13	Amendment to Lease Agreement, dated April 9, 1986, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8467).
10.14	Amendment to Lease Agreement, dated April 12, 1989, between GMT Corporation (as successor in interest to Control Data Corporation) and the Company.	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).
10.15	Amendment to Lease Agreement, dated March 19, 1990, between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).
10.16	Amendment to Lease Agreement, dated May 17, 1993, between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467).
10.17	Amendment of Lease, dated April 6, 1994 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
10.18	Waiver of Condition Precedent, dated July 29, 1994, by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
10.19	Amendment of Lease, dated September 25, 1997 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467).
10.20	Amendment of Lease, dated August 1, 1998 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.21	Amendment of Lease, dated August 1, 1998 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.22	Notice of Reduction of Leased Space, dated March 8, 1999, from the Company to GMT Corporation.	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.23	Notice of Reduction of Leased Space, dated July 20, 1999, from the Company to GMT Corporation.	Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 1-8467).
10.24	Notice of Reduction of Leased Space, dated June 14, 2000, from the Company to GMT Corporation.	Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.25	Notice of Reduction of Leased Space, dated May 4, 2001, from the Company to GMT Corporation.	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.26	Notice of Termination of Leased PS-3 Space, dated January 14, 2003, from the Company to GMT Corporation	Filed electronically herewith.
10.27	Form of Change of Control Agreement entered into between the Company and Mr. Burke.	Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467).
10.28	Form of Change of Control Agreement entered into between the Company and Messrs. Carlson, Dobson, Faber and Petersen and Ms. Linzmeier.	Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.29	Employment Agreement by and between the Company and Curtis E. Petersen, dated December 3, 2001	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.30	Employment Agreement, by and between the Company and Paul B. Burke, dated as of January 1, 1999.	Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.31	Amendment to Executive Employment Agreement between BMC Industries, Inc. and Paul B. Burke, dated April 10, 2002.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-8467).
10.32	Employment Agreement, dated as of May 14, 2002, between the Company and Douglas Hepper.	Incorporated by referenced to Exhibit 10.44 to the Company's Current Report on Form 8-K, dated June 12, 2002 and filed with the Commission on June 12, 2002 (File No. 1-8467).
10.33

Second Amendment and Restatement Agreement, dated as of October 12, 2001, by and among the Company, Bankers Trusty Company as Administrative Agent, Bank One, NA, as Documentation Agent and Various Lending Institutions.

Incorporated by reference to Exhibit 10.46 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.34	Security Agreement, dated as of October 12, 2001, between the Company, Bankers Trust Company as Administrative Agent, and U.S. Bank National Association	Incorporated by reference to Exhibit 10.47 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.35

Subsidiary Guarantor Security Agreement, dated as of October 12, 2001, among Vision-Ease Lens, Inc., Vision-Ease Lens Azusa, Inc., Bankers Trust Company, as Administrative Agent and U.S. Bank National Association.

Incorporated by reference to Exhibit 10.48 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.36	Amended and Restated Subsidiary Guarantee Agreement, dated as of October 12, 2001, made by Vision-Ease Lens, Inc. and Vision-Ease Lens Azusa, Inc.	Incorporated by reference to Exhibit 10.49 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.37	Second Amended and Restated Agreement, dated as of October 12, 2001, made by the Company to Bankers Trust Company, as Collateral Agent.	Incorporated by reference to Exhibit 10.50 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.38

Third Amended and Restated Credit Agreement, dated as of September 27, 2002, among the Company, Deutsche Bank Trust Company Americas, as Administrative Agent and Bank One, NA, as Documentation Agent and Various Lending Institutions.

Incorporated by reference to Exhibit 10.45 to the Company's Current Report on Form 8-K dated September 27, 2002 and filed with the Commission on October 12, 2002 (File No. 1-8467).
10.39	Amended and Restated Security Agreement, dated as of September 27, 2002, between the Company, Deutsche Bank trust Company Americas, as Administrative Agent and U.S. Bank National Association.	Incorporated by reference to Exhibit 10.46 to the Company's Current Report on Form 8-K dated September 27, 2002 and filed with the Commission on October 12, 2002 (File No. 1-8467).
10.40

Amended and Restated Subsidiary Guarantor Security Agreement, dated as of September 27, 2002 between Vision-Ease Lens, Inc., Vision-Ease Lens, Azusa, Inc. Deutsche Bank Trust Company Americas, as Administrative Agent and U.S. Bank National Association.

Incorporated by reference to Exhibit 10.47 to the Company's Current Report on Form 8-K dated September 27, 2002 and filed with the Commission on October 12, 2002 (File No. 1-8467).
10.41	First Amendment to Mortgage, effective as of September 27, 2002, by and between Vision-Ease Lens, Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent.	Incorporated by reference to Exhibit 10.50 to the Company's Current Report on Form 8-K dated September 27, 2002 and filed with the Commission on October 12, 2002 (File No. 1-8467).
10.42

Mortgage, Assignment of Leases and Rents, and Security Agreement, dated as of September 27, 2002, made by the Company and Cortland County Industrial Development Agency to Deutsche Bank Trust Company Americas, in its capacity as Administrative Agent under the Credit Agreement.

Incorporated by reference to Exhibit 10.51 to the Company's Current Report on Form 8-K dated September 27, 2002 and filed with the Commission on October 12, 2002 (File No. 1-8467).
10.43	Mortgage Assignment of Leases and Rents and Fixture Filing, dated as of October 12, 2001, made by Vision-Ease Lens, Inc. to Bankers Trust Company, as Administrative Agent.	Incorporated by reference to Exhibit 10.51 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.44	Lease, dated October 29, 1997, by and among the Company and Meridian Crossings LLC (d/b/a Told Development Company).	Incorporated by reference to Exhibit 10.3 to the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-8467).
10.45

First Amendment to Lease, dated March 5, 2002, between OTR, an Ohio general partnership, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio and the Company.

Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.46	Commercial Lease, dated September 26, 2000, between Minnesota Logistics II, LLC and Vision-Ease Lens, Inc.	Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.47	The Seventh Restated Graphic Communications International Union, Twin Cities Local 6a - Buckbee-Mears Pension Plan, Generally Effective January 1, 2001.	Filed electronically herewith.
10.48
Amendment One, to the Seventh Restated Graphic Communications International Union, Twin Cities Local 6a - Buckbee-Mears Pension Plan
Filed electronically herewith.
21.1	Subsidiaries of the Registrant.	Filed electronically herewith.
23.1	Consent of Ernst & Young LLP, Independent Auditors.	Filed electronically herewith.
99.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically herewith.
99.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically herewith