Form 10-Q
period 2003-03-31
BMC INDUSTRIES INC/MN/
filed 2003-05-15
CIK 215310

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended March 31, 2003.

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

X Yes	_____ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

_____ Yes	X No

BMC Industries, Inc. has outstanding 27,079,385 shares of common stock as of May 12, 2003.  There is no other class of stock outstanding.

Exhibit Index Begins at Page 13

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements
BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31	December 31
ASSETS	2003	2002

Current assets
Cash and cash equivalents	$1,222	$1,635
   Trade accounts receivable, net
	25,915	27,660
Inventories	65,408	59,736
Deferred income taxes	9,039	9,492
Other current assets	6,877	6,350
Total current assets	108,461	104,873

Property, plant and equipment	283,218	279,844
Less accumulated depreciation	164,183	158,510
Property, plant and equipment, net	119,035	121,334
Deferred income taxes	3,278	3,083
Intangible assets, net	11,924	12,141
Other assets	6,013	5,928
Total assets	$248,711	$247,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term borrowings	$657	$747
Current portion of long term debt	112,560	14,010
Accounts payable	24,874	25,113
Income taxes payable	3,982	3,416
Deferred income taxes	90	88
Accrued expenses and other liabilities	16,474	17,359
Total current liabilities	158,637	60,733

Long-term debt
	27	97,529
Other liabilities	27,744	28,463
Deferred income taxes	1,027	1,155

Stockholders' equity
Common stock	46,987	46,949
Retained earnings	20,683	19,957
Accumulated other comprehensive loss	(6,325)	(7,358)
Other	(69)	(69)
Total stockholders' equity	61,276	59,479

Total liabilities and stockholders' equity	$248,711	$247,359

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31
	2003	2002
Revenues	$55,854	$68,626
Cost of products sold	46,744	63,333
Gross margin	9,110	5,293
Selling expense	3,471	3,598
Administrative expense	1,368	1,355
Non-recurring charges	--	2,800
Income (loss) from operations	4,271	(2,460)
Other income (expense)
Interest expense	(2,851)	(2,632)
Interest income	4	47
Other income (expense)	(280)	3,742
Earnings (loss) before income taxes	1,144	(1,303)
Income tax expense	418	878
Earnings (loss) before accounting change	726	(2,181)
Cumulative effective of change in accounting principle	--	52,704

Net earnings (loss)	$726	$(54,885)

Basic and diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$0.03	$(0.08)
Cumulative effect of change in accounting principle	--	(1.96)
Net earnings (loss)	$0.03	$(2.04)

Number of shares included in per share computation:
Basic	26,981	26,912
Diluted	27,085	26,912

Dividends declared per share	$0.0000	$0.0025

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31
	2003	2002
Net Cash Provided by (Used in) Operating Activities
Net earnings (loss)	$726	$(54,885)
Depreciation and amortization	5,082	5,574
Gain on sale of assets	--	(3,429)
Deferred income taxes	114	3,259
Accounting change - goodwill write-down	--	52,704
Changes in operating assets and liabilities	(5,437)	7,809
Total	485	11,032

Net Cash Provided by (Used in) Investing Activities
Additions to property, plant and equipment	(1,932)	(1,527)
Proceeds from sale of assets	--	3,685
Total	(1,932)	2,158

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(83)	(62)
Increase (decrease) in long-term debt	1,048	(13,558)
Cash dividends paid	--	(68)
Total	965	(13,688)

Effect of exchange rate changes on cash and cash equivalents	69	(9)

Net decrease in cash and cash equivalents	(413)	(507)
Cash and cash equivalents at beginning of period	1,635	1,941

Cash and cash equivalents at end of period	$1,222	$1,434

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.         Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations and the cash flows for the three month period ended March 31, 2003 and 2002.  Such adjustments are of a normal recurring nature.  The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2002 is derived from the audited balance sheet as of that date.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.        Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123.  The Company will continue to follow Accounting Principles Board Opinion  (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options and non-vested stock awards.  The Company has adopted SFAS No. 148 in first quarter 2003 and the disclosure requirements are provided below.

For purposes of pro forma disclosures, the estimated fair value of the options using the Black-Scholes option pricing model is amortized to expense over the options' vesting period.  The Company's pro forma net earnings and earnings per share were as follows:

	March 31, 2003	March 31, 2002
Net earnings (loss) - as reported	$726	$(54,885)
Net earnings (loss) - pro forma	484	(55,260)
Basic and diluted earnings (loss) per share - as reported	0.03	(2.04)
Basic and diluted earnings (loss) per share - pro forma	0.02	(2.05)
Stock-based compensation, net of tax - pro forma	242	375

3.        Restructuring

In February 2002, the Company announced its plans to close the Optical Products group's Azusa, California facility, consolidate the operations into the Company's existing plants in Ramsey, Minnesota and Jakarta, Indonesia and market the excess real estate for sale.  The total restructuring related costs recorded were $2,800, and $2,745 was utilized during 2002.  The Company utilized $47 of the remaining liability in the first quarter of 2003.   The following table details the restructuring reserve charges and account balance for the three months ended March 31, 2003:

	Severance & Related Costs	Property, Plant & Equipment	Contractual Obligations and Other	Total
Liability as of December 31, 2002	$55	$--	$--	$55
Utilized in 2003	47	--	--	47
Liability as of March 31, 2003	$8	$--	$--	$8

In fourth quarter 2001, the Company announced restructuring initiatives in both of its business segments.  These restructuring initiatives resulted in the recording of total pre-tax restructuring related charges of $12,165.  The charges included $6,218 classified as restructuring, with $1,180 utilized in 2001, and $5,947 of inventory and other asset write-downs classified as cost of sales.  Through March 31, 2003, the Company has utilized $510 of the $2,210 restructuring reserve remaining at December 31, 2002, all of which is attributable to the Buckbee-Mears business segment.  The remaining restructuring liability consists primarily of costs anticipated with the closing of the St. Paul facility and severance costs at the Mullheim, Germany facility.  The Company anticipates that substantially all of the remaining restructuring reserve will be utilized by first quarter 2004.

The activity of the restructuring reserve for first quarter 2003 was as follows:

	Severance and Related Costs	Contractual Obligations and Other	Total
Restructuring reserve, December 31, 2002	$723	$1,487	$2,210
Utilized in 2003	--	(510)	(510)
Foreign currency translation	13	--	13
Restructuring reserve, March 31, 2003	$736	$977	$1,713

The Company does not expect to record any additional restructuring charges related to the initiatives discussed above.

4.         Debt

The Company is in compliance with all debt covenants as of March 31, 2003.  However, given the impact of current market conditions, the Company believes it will likely not be in compliance with debt covenants at the end of second quarter 2003.  The Company will be working with its lenders to remedy the expected debt covenant violation.  As a result, all of the debt under the Company's domestic credit facility has been classified as current as of March 31, 2003.

5.         Inventories

	March 31, 2003	December 31, 2002
Raw materials	$14,026	$13,030
Work in process	6,288	6,156
Finished goods	45,094	40,550
	$65,408	$59,736

6.         Derivative Financial Instruments

Derivative financial instruments are used by the Company to reduce foreign exchange and interest rate risks.

Interest Rate Swap Agreement - At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements, which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At March 31, 2003, $50,000 of these swaps remained outstanding with $25,000 of these swaps expiring in May 2003 and the remaining $25,000 of these swaps expiring in June 2003.  At March 31, 2003, $391 of deferred net losses on the interest rate swap agreements were included in accumulated other comprehensive loss.

7.       Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, for the three-month periods ended March 31, 2003 and 2002 are as follows:

	2003	2002
Net earnings (loss)	$726	$(54,885)
Foreign currency translation adjustments	270	(611)
Gain (loss) on derivative instruments	763	735
Comprehensive income (loss)	$1,759	$(54,761)

Foreign currency translation adjustment for 2003 is primarily due to the strengthening of the Euro against the U.S. dollar during the quarter ended March 31, 2003.

8.         Legal Matters

On March 17, 2003, the Company settled its lawsuit for patent infringement against Younger Mfg. Co., which operates under the name "Younger Optics".  Under terms of the settlement, the Company entered into an agreement in which Younger will license the Company's polycarbonate polarizing patent portfolio and the Company received a license to certain Younger patents.  No other significant new legal proceedings or environmental matters arose and there were no material changes in the status of the legal proceedings or environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

9.        Segment Information

The Company has two business segments that manufacture and sell a variety of products:  Buckbee-Mears and Optical Products (operating under the Vision-Ease trade name).  Buckbee-Mears, made up of Mask Operations and Non-Mask Operations, is a leading manufacturer of high-volume precision products for the entertainment, optical, high-tech, medical, and filtration industries.  Mask Operations produces aperture masks, which are critical components of color television picture tubes.  Non-Mask Operations is a leading producer of precision photo-etched metal and electroformed components that require fine features and tight tolerances.  Optical Products designs, manufactures and distributes polycarbonate, glass and hard-resin plastic eyeglass lenses.

The following is a summary of certain financial information relating to the two segments:

	Three Months Ended March 31
	Buckbee-Mears		Optical Products		Consolidated
	2003	2002	2003	2002	2003	2002

Revenues	$26,883	$35,547	$28,971	$33,079	$55,854	$68,626
Cost of products sold	24,039	33,105	22,705	30,228	46,744	63,333
Gross margin	2,844	2,442	6,266	2,851	9,110	5,293
Gross margin %	10.6%	6.9%	21.6%	8.6%	16.3%	7.7%
Selling expense	1,167	1,060	2,304	2,538	3,471	3,598
Non-recurring charges	--	--	--	2,800	--	2,800
Unallocated corporate
administration	--	--	--	--	1,368	1,355
Income (loss) from operations	$1,677	$1,382	$3,962	$(2,487)	4,271	(2,460)

Operating income (loss) %	6.2%	3.9%	13.7%	(7.5)%	7.6%	(3.6)%

Interest and other
income (expense), net					(3,127)	1,157

Earnings (loss) before income taxes and
accounting change					$1,144	$(1,303)

BMC INDUSTRIES, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2003 and 2002

Total revenues for the first quarter of 2003 of $55.9 million decreased by $12.8 million or 19% from the first quarter of 2002.

Revenues of the Buckbee-Mears group for the first quarter decreased 24%, or $8.6 million, from $35.5 million in 2002 to $26.9 million in 2003.  Sales of monitor masks decreased $4.9 million from first quarter 2002 as a result of the Company's migration out of the computer monitor mask market and the sale of its non-mask sheet-etching business in 2002.  Total sales of entertainment masks decreased 10% from first quarter 2002 as a result of overall market softness.  Sales declined in the North American and European regions and were partially offset by increased sales in Asia to both traditional and new customers.  The Company has increased its selling efforts in Asia as a number of its traditional North American and Western European picture-tube customers have either closed operations or moved them to lower-cost manufacturing sites, such as China.

Revenues of the Optical Products group were $29.0 million in the first quarter of 2003, down $4.1 or 12% from the prior year quarter sales of $33.1 million.  First quarter sales were up $7.3 million, or 34%, compared to fourth quarter 2002.  Polycarbonate lens sales were $1.0 million lower compared to first quarter 2002, but were up $6.0 million from fourth quarter 2002.  Plastic lens sales in first quarter 2003 decreased $1.4 million and glass lens sales were $1.7 million lower than first quarter 2002.  Sales of both plastic and glass lenses grew $0.7 million compared to fourth quarter 2002.  The decrease in polycarbonate sales from first quarter 2002 was the result of manufacturing issues occurring in 2002, which hampered the Company's ability to fully meet customer demand and sales were lost.  The Company is making significant improvements in customer service and is re-establishing relationships with former customers and building new customer relationships.  Sales of plastic lenses were constrained due to supply issues and glass sales continue to decrease as the market moves away from this material for lens products.

Cost of products sold were 83.7% of net sales for the first quarter 2003, compared to 92.3% in the same period of 2002.  Buckbee-Mears' gross margin percentage increased from first quarter 2002 primarily due to cost reduction efforts initiated over a year ago and from exiting the low margin computer monitor mask business.  However, current market conditions in the mask business will result in pressure on margins.  The Optical Products group's gross margin increased as a result of production being moved to Jakarta resulting in lower costs and due to an increase in higher margin film product sales.  The first quarter 2002 margin was negatively impacted by a $2.8 million non-recurring restructuring charges related to the Azusa plant closure as well as manufacturing costs associated with the closure of that plant and relocation of those operations to the Ramsey, Minnesota and Jakarta, Indonesia facilities.

Selling expenses were $3.5 million or 6.2% of revenues and $3.6 million or 5.2% of revenues for the first quarter of 2003 and 2002, respectively.  Selling expenses in both business segments are not directly linked to sales and therefore, while the absolute amount of selling expenses was consistent quarter over quarter, selling expenses as a percent of sales increased because of a decrease in sales quarter over quarter.

Interest expense in the first quarter of 2003 increased $0.2 million from the prior year quarter due to higher credit spreads and fees associated with the amended debt agreement, which was completed in third quarter 2002.

Other income in 2002 includes a gain of approximately $3.5 million on the sale of the Optical Products group's Optifacts software unit.

The provision for income taxes was an expense of $0.4 million, or 37% of pre-tax income, for the first quarter 2003.  The provision for income taxes for the first quarter of 2002 was an expense of $0.9 million on a loss before accounting change of $1.3 million.  In first quarter 2002, the Company recorded an increase in its tax valuation reserve for foreign tax credits and NOL carryforwards, which resulted in additional tax expense for the quarter.  The mix of domestic and foreign earnings also impacts the effective tax rate.

MARKET RISK

There were no significant changes in market risks from those disclosed in the Company's Form 10-K for the year ended December 31, 2002.

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

To manage the volatility relating to these exposures, the Company from time-to-time will utilize various derivative instruments, including foreign currency forward-exchange contracts and cross-currency swaps, when considered necessary.  The Company has no foreign currency forward-exchange contracts or cross-currency swaps outstanding as of March 31, 2003.

INTEREST RATE SWAPS

At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At March 31, 2003, $50 million of these swaps remained outstanding with $25,000 of these swaps expiring in May 2003 and the remaining $25,000 of these swaps expiring in June 2003.  These swaps are discussed in footnote 5.

ENVIRONMENTAL

There were no material changes in the status of the legal proceedings and environmental matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

FINANCIAL POSITION AND LIQUIDITY

Total debt increased $0.9 million from $112.3 million at December 31, 2002 to $113.2 million at March 31, 2003.   Working capital increased to $48.4 million at March 31, 2003 compared to $44.1 million at December 31, 2002.  The increases in debt and working capital relate primarily to lower sales and resulting increases in inventories during the quarter.  The current ratio was 1.8 and 1.7 at March 31, 2003 and December 31, 2002, respectively.  The ratio of debt to capitalization was 65% at both March 31, 2003 and December 31, 2002.

There were no significant changes in the Company's credit facilities during the quarter ended March 31, 2003.  In March 2003, the Company made a $3.5 million payment on its term loans, reducing the outstanding balance of such term loans from $105.0 million to $101.5 million.  The Company's domestic credit agreement, which expires on May 14, 2004, has total term loans of $101.5 and revolving credit of $35.0 million, subject to a monthly borrowing base calculation, which has impacted and may impact the ability of the Company to fully utilize its total revolving commitment amount.  The Company's borrowing base under the revolving commitment as of March 31, 2003 was $33.9 million.

The Company was in compliance with all covenants related to its credit facilities at March 31, 2003.  However, given the impact of current market conditions, the Company believes it will likely not be in compliance with various financial covenants at the end of second quarter 2003.  The Company will be working with its lenders and requesting modifications to certain requirements under its senior credit facilities during the second quarter 2003.  There is no assurance, however, that the Company will be successful in these efforts to modify its existing senior credit facilities.  As a result, all of the debt under the Company's domestic credit facility has been classified as current as of March 31, 2003.

The Company has historically had uneven cash flows, with a large amount of customer receipts received near month-ends.  In an effort to meet financial covenants, which are measured at quarter-ends, the Company takes action to minimize its outstanding debt at each quarter end.  As a result, the Company's intra-quarter debt balances may fluctuate, and have fluctuated, significantly from those debt balances reported at quarter end.  Also, the Company is required under its current senior credit facilities to make term loan amortization payments of $3.5 million at the end of each quarter.  The combination of uneven cash flows, higher inter-quarter debt balances, current letter of credit usage and the monthly borrowing base formula required under the facility may result, and has resulted, in significant usage of the revolving credit facilities and may prevent the Company from borrowing additional funds if the maximum amount of undrawn liquidity is reached.

The Company is also assessing alternative financing arrangements to its current senior credit facilities in anticipation of the May 2004 expiration date of its current domestic credit agreement.  There is no assurance that new credit arrangements or alternative financing terms will be available, or if available will be on terms comparable to those in the current agreement.

CAUTIONARY STATEMENTS

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. The Company wishes to caution the reader not to place undue reliance on any such forward-looking statements, which reflect our opinion as of the date of this Form 10-Q. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, our ability to manage working capital and align costs with market conditions; ability to achieve higher yields at Vision-Ease; ability to reduce inventories while maintaining consistently high customer service levels and product fill rates; ability to increase sales of products at both business groups; ability to replace lost domestic aperture mask sales with sales in Asia and other areas of the world; further aperture mask price declines; slowdown in growth of, or price reductions in, high-end optical lens products; fluctuations in currency exchange rates; rising raw material costs; ability to execute efficiently the temporary shut down and start-up of operations at the Company's aperture mask production facilities during the second and third quarters; ability to achieve FDA approval for production of medical products at our Cortland facility; ongoing economic uncertainty and the affect of war or other conflict on the Company's operations; the ability to generate sufficient cash flow to meet debt service obligations; the ability to meet future financial covenants related to, and the ability to negotiate financing arrangements in addition to, or in replacement of, our existing senior credit facilities.  Certain of these and other risks and uncertainties are more particularly described in "Item 1 - Business" of the Company's Form 10-K for the year ended December 31, 2002, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement.  These factors should not, however, be considered an exhaustive list.  The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.             Quantitative and Qualitative Disclosure About Market Risk.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10.

Item 4.             Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of management, including Douglas C. Hepper, our principal executive officer, and Curtis E. Petersen, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)).  Based on that evaluation, BMC's management, including Messrs. Hepper and Petersen, concluded that our disclosure controls and procedures are effective.

There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation referenced above.

Part II:  OTHER INFORMATION

Item 1.             Legal Proceedings

With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of the "Notes to Condensed Consolidated Financial Statements".

Item 6.             Exhibits and Reports on Form 8-K.

            (a)       Exhibits

99.1    Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein.)

99.2    Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein.)

            (b)       Reports on Form 8-K.

The Company filed a Form 8-K, dated April 29, 2003, reporting BMC Industries, Inc. issued a press release announcing first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

/s/Richard G. Faber

Richard G. Faber

Corporate Controller

(Principal Accounting Officer)

Dated:  May 15, 2003

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas C. Hepper, certify that:

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                    /s/ Douglas C. Hepper

                                                                                    Douglas C. Hepper

                                                                                    Chairman, President

Date:  May 15, 2003                                             and Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis E. Petersen, certify that:

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                    /s/ Curtis E. Petersen

                                                                                    Curtis E. Petersen

                                                                                    Senior Vice President

Date:  May 15, 2003                                             and Chief Financial Officer