Form 10-Q/A
period 2003-03-31
BMC INDUSTRIES INC/MN/
filed 2003-05-15
CIK 215310

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

INTEREST RATE SWAPS

At various dates during 2001 and 2000, the Company entered into multiple interest rate swap agreements which provide for the Company to swap a variable interest rate for fixed interest rates ranging from 6.7% to 7.1%.  At March 31, 2003, $50 million of these swaps remained outstanding with $25 million of these swaps expiring in May 2003 and the remaining $25 million of these swaps expiring in June 2003.  These swaps are discussed in footnote 5.

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