Form 10-Q
period 2003-06-30
BMC INDUSTRIES INC/MN/
filed 2003-08-19
CIK 215310

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

__X__	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended June 30, 2003.

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition Period from ___________ to ___________.

Commission File No. 1-8467 BMC INDUSTRIES, INC. (Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0169210
(State of Incorporation)	(IRS Employer Identification No.)

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

__X__ Yes	_____ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
_____ Yes	__X__ No
BMC Industries, Inc. had 27,071,685 outstanding shares of common stock, which is the only class of common stock of the registrant, as of August 15, 2003. Exhibit Index Begins at Page 24 Page 1

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30 2003	December 31 2002

Current assets	(Unaudited)
Cash and cash equivalents	$5,607	$1,635
Trade accounts receivable, net	27,906	27,660
Inventories	45,021	59,736
Deferred income taxes	—	9,492
Assets held for sale	4,410	7,080
Other current assets	3,518	6,350

Total current assets	86,462	111,953

Property, plant and equipment	162,055	272,051
Less accumulated depreciation	110,776	157,797

Property, plant and equipment, net	51,279	114,254

Deferred income taxes	—	3,083
Intangible assets, net	11,408	12,141
Other assets	2,145	5,928

Total assets	$151,294	$247,359

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Short-term borrowings	$554	$747
Current portion of long term debt	130,110	14,010
Accounts payable	14,067	25,113
Deferred income taxes	—	88
Accrued expenses and other current liabilities	24,865	20,775

Total current liabilities	169,596	60,733

Long-term debt	24	97,529
Other liabilities	14,687	28,463
Deferred income taxes	1,386	1,155
Stockholders’ equity (deficit)
Common stock	47,018	46,949
Retained (deficit) earnings	(74,612)	19,957
Accumulated other comprehensive loss	(6,736)	(7,358)
Other	(69)	(69)

Total stockholders’ equity (deficit)	(34,399)	59,479

Total liabilities and stockholders’ equity (deficit)	$151,294	$247,359

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Revenues	$42,819	$49,246	$85,039	$98,879
Cost of products sold	50,987	45,983	85,683	93,463

Gross margin	(8,168)	3,263	(644)	5,416
Selling expense	3,220	3,094	6,190	6,440
Administration expense	1,825	1,897	3,193	3,252
Impairment of long-lived assets	46,868	—	46,868	—
Restructuring charges	—	—	—	2,800

Income (loss) from operations	(60,081)	(1,728)	(56,895)	(7,076)

Other income and (expense)
Interest expense	(2,723)	(2,567)	(5,574)	(5,199)
Interest income	—	58	4	105
Other income (expense)	1,034	(413)	779	3,596

Loss from continuing operations before income
taxes and accounting change	(61,770)	(4,650)	(61,686)	(8,574)
Income tax expense (benefit)	9,410	(809)	9,994	(45)

Loss from continuing operations before accounting
change	(71,180)	(3,841)	(71,680)	(8,529)
Cumulative effect of change in accounting
principle	—	—	—	52,704

Loss from continuing operations	(71,180)	(3,841)	(71,680)	(61,233)
Loss (gain) from discontinued operations	24,115	(1,539)	22,889	(4,046)

Net loss	$(95,295)	$(2,302)	$(94,569)	$(57,187)

Basic and diluted loss per share:
Loss from continuing operations before
accounting change	$(2.64)	$(0.14)	$(2.66)	$(0.32)
Cumulative effect of change in accounting
principle	—	—	—	(1.96)

Loss from continuing operations	(2.64)	(0.14)	(2.66)	(2.28)
Discontinued operations	(0.89)	0.05	(0.84)	0.15

Net loss	$(3.53)	$(0.09)	$(3.50)	$(2.13)

Number of shares included in per share computation:
Basic and diluted	26,982	26,920	26,982	26,916

Dividends declared per share	$0.0000	$0.0025	$0.0000	$0.0050

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30

	2003	2002

Net Cash Provided by (Used in) Operating Activities
Net loss	$(94,569)	$(57,187)
Discontinued operations	20,636	—
Depreciation and amortization	10,413	10,760
Impairment of long-lived assets	46,868	—
Gain on sale of assets	—	(3,429)
Deferred income taxes	11,313	2,565
Accounting change – goodwill write-down	—	52,704
Changes in operating assets and liabilities	(4,258)	23,848

Total	(9,597)	29,261

Net Cash Used in Investing Activities
Additions to property, plant and equipment	(4,807)	(3,130)
Proceeds from sale of assets	—	6,034

Total	(4,807)	2,904

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(321)	(52)
Increase (decrease) in long-term debt	18,595	(31,064)
Cash dividends paid	—	(136)
Other	—	105

Total	18,274	(31,147)

Effect of exchange rate changes on cash and cash equivalents	102	65

Net increase in cash and cash equivalents	3,972	1,083
Cash and cash equivalents at beginning of period	1,635	1,941

Cash and cash equivalents at end of period	$5,607	$3,024

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2003, and the consolidated results of operations and the cash flows for the six-month periods ended June 30, 2003 and 2002. Certain items in the financial statements for the periods ended June 30, 2002 have been reclassified to conform to the presentation for the periods ended June 30, 2003. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2002 is derived from the audited balance sheet as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The Company will continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options and non-vested stock awards.

For purposes of pro forma disclosures, the estimated fair value of the options using the Black-Scholes option pricing model is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net loss – as reported	$(95,295)	$(2,302)	$(94,569)	$(57,187)
Less stock-based employee compensation expense
applying fair value method	(341)	(396)	(711)	(771)

Net loss – pro forma	$(95,636)	$(2,698)	$(95,280)	$(57,958)

Basic and diluted loss per share – as reported	$(3.53)	$(0.09)	$(3.50)	$(2.13)
Basic and diluted loss per share – pro forma	(3.54)	(0.10)	(3.53)	(2.15)

3. Discontinued Operations and Restructuring Activities

In recent periods, the Company has engaged in a number of restructuring activities to respond to deteriorating market conditions, to change its business focus or reduce costs. In several instances the Company has evaluated related assets for impairment in connection with the restructuring.

2003 Restructuring and Asset Impairment

Discontinued German Operations. In June 2003, in response to a downturn in the Company’s mask business, including temporary plant shutdowns by certain of the Company’s customers in its markets in the United States and Europe, the Company decided to cease all financial and management support of its fully-owned German subsidiary, Buckbee-Mears Deutschland Holding GmbH and Co. KG (BMDH), and consolidate all mask operations into its remaining facility in Cortland, New York. Other subsidiaries wholly-owned by BMDH are Buckbee-Mears Deutschland Holding GmbH and Vision Ease Deutschland GmbH. The Managing Directors of BMDH filed for insolvency with the German courts which action relinquished the Company’s control over BMDH as of June 27, 2003. Consequently, the Company wrote off its investment in BMDH, eliminating the assets and liabilities of BMDH consisting principally of $5,951 of accounts receivable, $11,930 of inventories, $17,959 of property, plant and equipment, $3,863 of short term debt, $14,152 of pension liability, and $7,026 of accounts payable and other accrued expenses, from the Company’s consolidated balance sheet as of June 30, 2003. The Company recorded a loss on disposal of discontinued operations in the statement of operations in second quarter 2003 in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the Company classified BMDH operating results for the three and six-months ended June 30, 2003 as earnings (loss) from discontinued operations in the consolidated statement of operations. Prior year comparative data was reclassified as discontinued operations. The (losses) gains pertaining to discontinued operations as reflected in the statement of operations for the three and six-month periods ended June 30, 2003 and 2002 are summarized below.

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Income (loss) of discontinued operations	$(3,479)	$1,539	$(2,253)	$4,046
Loss on abandonment of discontinued operations	(20,636)	—	(20,636)	—

Total gain (loss) on discontinued operations	$(24,115)	$1,539	$(22,889)	$4,046

Revenues of discontinued operations	$8,747	$17,918	$22,381	$36,911

In connection with the Company’s decision to discontinue its German operations, receivables owed to the Company from its German subsidiary were included in the write-off of its investment, however, the intercompany payables amounting to $7,649 which would previously been eliminated in the consolidation process have been recorded as liabilities and included in accrued expenses and other current liabilities in the accompanying balance sheet as of June 30, 2003.

Hungary Operations. As part of the realignment of mask business operations into one facility as announced in June 2003, the Company has initiated a shutdown of its facility in Tatabanya, Hungary, which currently performs product inspection and other services for the Buckbee-Mears group and for the Company’s Optical Products group. Total costs of $2,136 were recorded in second quarter 2003, consisting of severance of $329 and write-down of the carrying value of property, plant and equipment to its appraised value of $1,807 and recorded as cost of products sold and impairment of long-lived assets, respectively, in the statement of operations. The entire $329 of severance, which impacts 74 people, remains as a liability as of June 30, 2003.

Optical Laboratory. In connection with the Company’s comprehensive restructuring process, a discounted cash flow projection was prepared to determine if the Company’s long-lived assets pertaining to its French optical laboratory were impaired. As a result, the Company recognized a write-off of $1,832, which is included in the impairment of long-lived assets expense in the accompanying statement of operations.

Cortland, New York. The Company recorded a charge of $40,637 during the quarter ended June 30, 2003 for the write-down of certain Buckbee-Mears fixed assets. This charge is included in impairment of long-lived assets in the consolidated statement of operations. With the intense competitive market conditions in the aperture mask business and the accelerated movement to Asian based operations by certain of the Company’s customers, management determined it was necessary to assess the assets held at its Cortland, New York operations for impairment as required by SFAS No.144. As such, the Company’s expected future cash flows were reviewed and based on that review it was determined that an impairment write-off was necessary. In addition, the remaining useful lives of the assets were also reassessed and depreciation expense will be adjusted accordingly beginning third quarter 2003. The expected impact of the impairment charge taken in the second quarter of 2003 coupled with the change in estimated useful lives of the fixed assets will be to decrease depreciation expense by approximately $900 per quarter. The Company used a discounted cash flow projection in determining the amount of the asset impairment.

Azusa, California. In the second quarter of 2003, the Company reclassified its Azusa, California property to assets held for sale. The Optical Products facility located on the property was closed in 2002 and listed for sale. However, the Company had not reclassified the property in previous periods because the Company previously did not expect to be able to dispose of the property within one year and had not yet received any offers for the property. During the quarter ended June 30, 2003, the asset was written down to its fair value, in accordance with SFAS 144, based on market valuations received and offers to buy the property during the quarter. A write-down of $2,592 is included in impairment of long-lived assets in the consolidated statement of operations to recognize the facility’s fair value at $4,410, which is shown as assets held for sale in the consolidated balance sheet. The Company has suspended depreciation on this asset in accordance with SFAS 144.

Total Impairment. Total impairment of long-lived assets included in the statement of operations for the three and six months ended June 30, 2003 of $46,868 includes $42,444 related to the Buckbee-Mears segment and $4,424 related to the Optical Products segment. Subsequent to the end of the second quarter, the Company has initiated several cost savings measures, which will include personnel reductions. Related to these reductions the Company expects to incur severance cost. These costs are estimated at approximately $550 and will be paid, principally, between August and November of 2003.

2002 Restructuring

In February 2002, the Company announced its plans to close the Optical Products group facility in Azusa, consolidate the operations into the Company’s existing plants in Ramsey, Minnesota and Jakarta, Indonesia and sell the Azusa Plant facilities. The total restructuring costs recorded were $2,800, and $2,745 was utilized during 2002. The Company utilized the remaining $55 — liability all related to severance — in the first six months of 2003.

2001 Restructuring

In fourth quarter 2001, the Company announced restructuring initiatives in both of its business segments. These restructuring initiatives resulted in the recording of total pre-tax restructuring and restructuring related charges of $12,165. The charges included $6,218 classified as restructuring, with $1,180 utilized in 2001, and $2,828 utilized in 2002 and an additional $5,947 of inventory and other asset write-downs classified as cost of sales in the 2001 statement of operations. Through June 30, 2003, the Company has utilized $1,690 of the $2,210 restructuring reserve remaining at December 31, 2002, all of which is attributable to the Buckbee-Mears business segment. The remaining restructuring liability consists primarily of costs associated with the closing of the St. Paul facility. The Company anticipates that substantially all of the remaining restructuring reserve will be utilized by the first quarter 2004.

        The activity relating to the 2001 restructuring reserve during the first six months of 2003 was as follows:

	Severance and Related Costs	Contractual Obligations and Other	Total

Restructuring reserve, December 31, 2002	$723	$1,487	$2,210
Utilized in 2003	(723)	(967)	(1,690)

Restructuring reserve, June 30, 2003	$—	$520	$520

4.	Goodwill and Other Intangible Assets

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

SFAS No. 142 also required the Company to complete an impairment review of its goodwill assets. During the first quarter 2002, the Company completed its transitional impairment test using a discounted cash flow model as provided by SFAS No. 142 and determined that the goodwill in its Optical Products segment was impaired. The Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $52,704 on which the Company recognized no tax benefit. The remaining intangible assets recorded on the accompanying condensed consolidated balance sheet at June 30, 2003 include patent costs and other intangible assets with finite lives.

5.	Debt

Total consolidated debt at June 30, 2003 was $130,688, compared to $113,244 at March 31, 2003 and $112,286 at December 31, 2002. The Company’s total debt under its domestic credit agreement at June 30, 2003 was $130,100. The remaining $578 relates primarily to debt associated with the Company’s Hungarian inspection facility.

Virtually all of the Company’s debt is pursuant to its domestic credit agreement (the “Agreement”) which provides for total term loans of up to $110,000 and additional revolving credit subject to borrowing base requirements up to $35,000. As of June 30, 2003, the Company had under its Agreement $101,500 of term loans and $28,600 of revolving loans outstanding. The Company is required under the Agreement to make term loan amortization payment of $3,500 at the end of each quarter; however, the requirement to make payments on June 30, 2003 was deferred as described below. Currently, the Company does not have additional borrowing capabilities under the Agreement during the period of a waiver from covenant violations described below. The Company also has $3,200 of letters of credit outstanding under the Agreement. Total debt outstanding under the Agreement was as high as $130,100 during the quarter ended June 30, 2003, with an average daily outstanding balance of $126,800 during the quarter. By comparison, the average daily outstanding balances under the Agreement were $125,200 in the quarter ended March 31, 2003 and $122,300 in the quarter ended December 31, 2002.

As of June 30, 2003, the Company failed to comply with the following covenants and requirements: (1) The Company failed to make $3,500 in scheduled principal payments due on June 30, 2003. (2) The Company did not satisfy a total debt to trailing 12-month EBITDA ratio, which was not to exceed 3.50 times at June 30, 2003. On that date, the Company failed to meet this covenant. The ratio could not be calculated, because the Company’s trailing 12 month EBITDA was negative $32,367, compared to total debt, as defined in the agreement, of $131,564 (3) The Company did not satisfy a total trailing 12-month EBITDA to interest expense ratio, which was to exceed 2.25 times at June 30, 2003. On that date, the ratio was negative 2.95 times. (4) The Company did not satisfy a covenant that required its consolidated net worth to exceed a minimum amount as defined in the Agreement. On that date, the Company’s consolidated net worth as defined in the Agreement was $84,698 below the minimum covenant level of $169,588. In addition to these failures to comply with covenants, on July 1, 2003, the Company also failed to make a payment of $1,024 in fees due on that date. On July 2, 2003, the Company received short-term waivers of these covenants from its bank lenders, and on July 16, 2003, the waiver was extended through September 15, 2003. However, if the Company defaults under any other non-financial covenants under the Agreement, the banks will continue to be able to declare a default under the Agreement.

Pursuant to the July 16th waiver, the banks determined that no additional borrowings would be extended to the Company under the Agreement during the waiver period. On July 30, 2003, the Company also received a temporary deferral agreement relating to a total of approximately $687 in scheduled interest payments on floating rate notes under the agreement due in late July and early August 2003. The deferral agreement, subject to certain conditions, defers these interest payments until August 28, 2003. The Company is continuing discussions with its banks regarding a further extension to defer interest payments to September 15, 2003 and to establish terms for a longer agreement. If the Company cannot obtain further relief from the covenants and other requirements in the Agreement, it will likely be in default under the Agreement as of either August 28, 2003 or September 15, 2003. The Company continues to assess alternative financing arrangements to its current Agreement; however, the Company is unlikely to be able to negotiate such alternative arrangements before the waiver expires.

6.	Inventories

	June 30, 2003	December 31, 2002

Raw materials	$7,285	$13,030
Work in process	3,506	6,156
Finished goods	34,230	40,550

Total	$45,021	$59,736

Raw materials inventory is recorded at actual cost and all other inventories are recorded at average cost.

Inventory balances from discontinued operations totaled $7,765 at December 31, 2002.

During the quarter ended June 30,2003, the Company in conjunction with the restructuring activities as discussed in note 3, conducted a review of its product offerings and decided to discontinue selling specific inventories and reduce the selling price of others to reduce quantities on hand in their Optical Products segment. As a result, the Company wrote-off or took a lower of cost or market charge totaling $4,551. In the statement of operations, the charge is included in costs of products sold.

Similarly, Buckbee-Mears recognized a charge of $2,214 for certain raw materials inventories specific to discontinued products. The expense was included in costs of products sold in the statement of operations for the quarter ended June 30, 2003.

7.	Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three and six-month periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net loss	$(95,295)	$(2,302)	$(94,569)	$(57,187)
Foreign currency translation adjustments	571	2,775	841	2,164
Change in minimum pension liability	(1,373)	—	(1,373)	—
Gain (loss) on derivative instruments	391	(28)	1,154	707

Comprehensive income (loss)	$(95,706)	$445	$(93,947)	$(54,316)

Foreign currency translation adjustment for 2003 is due to the change in cumulative translation adjustment resulting from the strengthening of the Euro against the U.S. dollar during the six-month period ended June 30, 2003, as well as cumulative translation adjustments associated with the discontinued operations.

8.	Valuation Reserve for Deferred Tax Assets

During the quarter ended June 30, 2003, as a result of the Company’s restructuring activities — in particular the actions it took related to its German subsidiary, the Company reassessed its ability to utilize the NOL carry forwards and other deferred tax assets for which it had not previously provided a tax valuation reserve. With the German operation insolvent, as discussed in note 3, the Company determined that certain tax strategies are no longer available. The Company has provided a valuation reserve for the remaining tax assets as of June 30, 2003. For the six months ended June 30, 2003 the charge to tax expense for additional valuation reserves is $9,940.

9.	Legal Matters and Contingent Liabilities

No significant legal proceedings or environmental matters arose during the quarter and there were no material changes in the status of the legal proceedings or environmental matters described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Reserves are established for estimated loss contingencies when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. Reserves for contingent liabilities are based upon management’s assumptions and estimates, with input and review by legal counsel or other independent parties regarding the probable outcome of the matter. If circumstances change, different facts or information become known or the actual outcome differs from the assumptions, the estimate reserves are revised accordingly and the change is recorded in income in the period in which the change occurs.

10.	Segment Information

The Company has two operating segments that manufacture and sell a variety of products: Buckbee-Mears and Optical Products (operating under the Vision-Ease trade name.) Buckbee-Mears, manufactures high-volume precision products for the entertainment and optical industries. Mask Operations produces aperture masks, which are critical components of color television picture tubes. Optical Products designs, manufactures and distributes polycarbonate, glass and sources and distributes hard-resin plastic eyeglass lenses.

The following is a summary of certain financial information relating to the two segments for the three-month period ended June 30, 2003:

	Three Months Ended June 30

	Buckbee-Mears		Optical Products		Consolidated

	2003	2002	2003	2002	2003	2002

Revenues	$16,431	$19,535	$26,388	$29,711	$42,819	$49,246
Cost of products sold	20,469	18,199	30,518	27,784	50,987	45,983

Gross margin	(4,038)	1,336	(4,130)	1,927	(8,168)	3,263
Gross margin %	(24.6)%	6.8%	(15.7)%	6.5%	(19.1)%	6.6%
Selling expense	871	778	2,349	2,316	3,220	3,094
Impairment of long-
lived assets	42,444	—	4,424	—	46,868	—
Corporate administration	—	—	—	—	1,825	1,897

Income (loss) from
operations	$(47,353)	$558	$(10,903)	$(389)	(60,081)	(1,728)

Operating income
(loss) %	(288.2)%	2.9%	(41.3)%	(1.3)%	(140.3)%	(3.5)%
Interest and other
expense, net					(1,689)	(2,922)

Loss before
income taxes					$(61,770)	$(4,650)

Total Assets	42,492	120,583	102,353	111,990	151,294	249,791

The following is a summary of certain financial information relating to the two segments for the six-month period ended June 30, 2003:

	Six Months Ended June 30

	Buckbee-Mears		Optical Products		Consolidated

	2003	2002	2003	2002	2003	2002

Revenues	$29,748	$36,164	$55,291	$62,715	$85,039	$98,879
Cost of products sold	32,738	35,599	52,945	57,864	85,683	93,463

Gross margin	(2,990)	565	2,346	4,851	(644)	5,416
Gross margin %	(10.1)%	1.6%	4.2%	7.7%	(0.8)%	5.5%
Selling expense	1,599	1,638	4,591	4,802	6,190	6,440
Impairment of long-
lived assets	42,443	—	4,424	—	46,868	—
Restructuring charges	—	—	—	2,800	—	2,800
Corporate
administration	—	—	—	—	3,193	3,252

Income (loss) from
operations	$(47,032)	$(1,073)	$(6,669)	$(2,751)	(56,895)	(7,076)

Operating income
(loss) %	(158.1)%	(3.0)%	(12.1)%	(4.4)%	(66.9)%	(7.2)%
Interest and other
expense, net					(4,791)	(1,498)

Income (loss) before
income taxes					$(61,686)	$(8,574)

        Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

BMC INDUSTRIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2003 and 2002

Total revenues from continuing operations were $42.8 million for the second quarter ending June 30, 2003 compared to $49.2 million in second quarter 2003. The revenue decline of $6.4 million is a 13% reduction from second quarter 2002.

Revenues of the Buckbee-Mears group (BMG) for the second quarter decreased $3.1 million, or 16%, from $19.5 million in 2002 to $16.4 million in 2003. The continued movement of tube production away from BMG’s home markets, North America and Europe, to Asian manufactures adversely affected sales, in terms of mix, price and volume. With worldwide mask capacity continuing to exceed demand, Mask prices remain under pressure. Total mask sales were down for the quarter compared to the prior year’s quarter by $2.8 million, while non-mask sales declined by $0.3 million. Sales of monitor mask, a product line that was previously discontinued, were $1.5 million in the second quarter of 2002. The balance of the decline was the result of a decrease of $4.4 million in sales to North American customers, which was partially offset by a $3.1 million increase in sales to Asia. Price declines of 3% to 5% also negatively impacted sales in the quarter.

Second quarter revenues for the Optical Products group (OPG) totaled $26.4 million compared to $29.7 million in the prior-year quarter, a decline of $3.3 million (11%). Polycarbonate lens sales declined $1.6 million compared to the year-ago period. Lost market share in the highly price sensitive commodity polycarbonate sector was a key factor to reduced sales. Sales management has implemented programs and price changes supported by lower manufacturing costs in Jakarta in an effort to regain lost sales. Plastic lens sales, which are lower margin products, declined $0.4 million versus the second quarter 2002. Supply constraints in plastic continued in the second quarter of 2003 hampering sales. Glass lens sales declined $1.2 million compared to last year’s second quarter. Although profitable, glass as a percentage of the overall lens market has been declining at an annualized rate of 10% to 15% as the market moves to other substrates.

Cost of products sold on a consolidated basis was 119% of revenues for the second quarter of 2003, resulting in a negative gross margin. By comparison, cost of products sold was 93% of revenues in the second quarter of 2002, with a gross margin of 7%.

Buckbee-Mears’ cost of products sold was 125% of revenues in the 2003 period, compared to 93% in the 2002 period. Cost of products sold in the 2003 quarter has increased significantly from factors relating to the restructuring of the Company’s mask operations during the quarter, including insolvency of its European operations. In response to the restructuring and the changes in the Company’s markets and product mix, a complete asset review was performed, including inventory. This review resulted in charges, primarily for inventory adjustments, of $3.1 million. An additional charge of $0.3 million was also taken to account for severance relating to the closure of the Hungry operation. Excluding these charges, cost of products sold in the 2003 period would have been $17.9 million, or 109% of revenues. Furthermore, lower production volumes during the quarter, including unplanned line shutdowns, resulted in $0.9 million of unabsorbed cost expensed in the period.

The Optical Products group’s cost of products sold was 116% of revenues in the 2003 period, compared to 94% in the 2002 period. As part of the overall restructuring to better manage cash and inventory, the Company discontinued some 7,000 individual product items deemed not to be critical to our customers, representing approximately 20% of the group’s products in the second quarter of 2003. As a result, particular raw materials, finished goods and tooling were written down to net realizable value and other valuation reserves were adjusted in the quarter, with a related impact to cost of products sold of $6.6 million. Excluding the impact of this writedown, cost of products sold for the group was $24 million in the 2003 period, or 91% of revenues. Margins were impacted by higher production costs in our Ramsey manufacturing plant in previous periods and were reflected in costs of products sold during the quarter. In addition, sales mix was affected by a decrease in higher margin polarized product sales to one major retail chain who reported that the slow economy was diminishing their ability to sell polarized prescription sunwear as a second pair of eyewear. During the second quarter, operations management transferred production of an additional 15% of polycarbonate products to our Jakarta, Indonesia plant. As a result, reduced production costs are expected to improve margins as Jakarta production is sold from inventory.

Selling expenses were $3.2 million or 8% of revenues and $3.1 million or 6% of revenues for the second quarter of 2003 and 2002, respectively. Selling expenses remained flat over this period.

Interest expense in the second quarter of 2003 was $2.7 million, relatively equal to the same period last year.

Other income of $1.0 million, in the second quarter of 2003, reflects the gain on the sale of real estate in connection with the shutdown of the St. Paul mask operations and foreign exchange gains. Other income (expense) in the second quarter of 2002 was primarily a foreign exchange loss of $0.4 million. This loss was from foreign exchange adjustments on receivables of U.S. dollar denominated sales in Europe and foreign exchange losses on certain transfers of funds for operating expenses.

The provision for income taxes was (15%) and 17% of pre-tax income in the second quarter of 2003 and 2002, respectively. In the second quarter of 2003, the Company provided an additional $9.9 million for the remaining tax assets on the balance sheet. Given its current financial condition, material uncertainty regarding future prospects, and the insolvency actions pertaining to the German subsidiary, the Company determined that it could no longer reasonably expect to recognize the tax benefits. In future periods, the Company will evaluate business conditions and adjust the valuation reserve accordingly. The 2002 tax rate was a function of the Company’s domestic and foreign earnings mix.

Since the end of June, BMG has initiated further cost savings including an additional workforce reduction of 89 salaried and hourly employees in its Cortland plant. The group expects to decrease payroll and other expenses by an estimated $4.6 million annually as a result. Cash severance payments are expected to total approximately $0.3 million, which will be included in cost of products sold in the third quarter of 2003. Vision-Ease and the company’s corporate office (which were integrated last year) are also taking additional steps to restructure in light of current market conditions and recent performance. This group is reducing headcount further, eliminating 31 positions at the division level and corporate office--with an estimated annual savings of $2.6 million. These savings are expected to be reduced by $0.2 million in cash severance payments, which will be included in cost of products sold in the third quarter of 2003.

Comparison of six months ended June 30, 2003 and 2002

Total consolidated revenue for the six months of 2003 decreased by $13.8 million, or 14%, from the first six months of 2002. Revenues of the Buckbee-Mears group (BMG) for the six-month period decreased 18% from the prior year period. Non-Mask revenue fell $1.6 million, primarily due to the sale of the sheet-etching product line in 2002. Sales of computer monitor masks decreased $1.9 million year over year due to the Company’s exit from the computer monitor mask business. Price pressures and a market shift toward Asian tube manufacturers were the cause of a $2.9 million drop in television mask sales. This drop was the net result of an $8.6 million decrease in sales in North America, partially offset by a sales increase of $5.7 million to Asia. The remainder of the decline occurred in the non-mask operation, which has since been discontinued.

Revenues for the Optical Products group in the first six months of 2003 totaled $55.3 million compared to $62.9 million in the prior-year quarter, a decline of $7.6 million (12%). Polycarbonate lens sales declined $2.6 million compared to the year-ago period. Lost market share in the highly price sensitive commodity polycarbonate sector was a key factor to reduced sales. Sales management has enacted programs and price changes based on lower manufacturing costs in Jakarta in an effort to regain share. Sales also did not benefit as expected in the second quarter of 2003 due to a product launch postponement. Still affecting 2003 sales efforts, was the Company’s inability to fully meet customer demands in the first half of 2002, which resulted in customers fulfilling their product needs elsewhere. The Company is making significant improvements in customer service and is re-establishing relationships with former customers and building new customer relationships. Lower-margin, plastic lens sales declined $1.8 million versus the first six month of 2002. Glass lens sales declined $2.9 million compared to last year’s first six months. Although profitable, glass as a percentage of the overall lens market has been declining at a year over year rate of 10% to 15% as the market moves to other substrates. Supply constraints in plastic continue to hamper sales.

Cost of products sold on a consolidated basis was 101% of revenues for the six months ended June 30, 2003, resulting in a negative gross margin. By comparison, cost of products sold was 95% of revenues in the 2002 period, with a gross margin of 5%.

Buckbee-Mears’ cost of products sold was 110% of revenues in the 2003 period, compared to 98% in the 2002 period. The restructuring of the Company’s mask operation in the second quarter of 2003, as described above in the discussion of the three month period, significantly affected cost of products sold in the first half of 2003. Excluding these charges, cost of products sold in the first six months of 2003 would have been $30.2 million, or 102% of revenues. The increase reflects the change in product mix and the movement of sales to Asian tube manufactures. With an overcapacity in mask production, continued pressure on mask margins is expected.

The Optical Products group’s cost of products sold was 96% of revenues in the 2003 period, compared to 92% in the same 2002 period. As part of the overall restructuring, the Company discontinued some 7,000 individual product items, representing approximately 20% of the group’s products in the second quarter 2003. As a result, particular raw materials, finished goods and tooling were written down to net realizable value and other valuation reserves were adjusted in the quarter, with a related impact to cost of products sold of $6.6 million. Excluding the impact of this write-down, cost of products sold for the group was $46.3 million in the 2003 period, or 84% of revenues. In the first six months of 2002, margins were negatively impacted by a $2.8 million restructuring charge related to the closure of the Azusa plant and the associated relocation cost of those operations to Ramsey, Minnesota and Jakarta, Indonesia facilities. After the transfer of production capacity to Jakarta in the fourth quarter of 2002 and the second quarter of 2003, this facility represents approximately 45% of Vision-Ease’s total polycarbonate production.

Selling expenses were $6.2 million, or 7%, of revenues and $6.4 million, or 7%, of revenues for the first six months of 2003 and 2002, respectively. Year over year selling expenses have remained relatively flat as compared to the first six months of 2003.

Interest expense in the first six months of 2003 was $5.6 million compared to $5.2 million in the first six months of 2002. Higher average debt levels relative to the first six months of 2002 resulted in a larger interest burden during the first six months of 2003.

Other income totaling $0.8 million for the first six months of 2003 is primarily from foreign exchange and the sale of assets. Other income for the first six months of 2002 included a $3.5 million gain related to the sale of the Optical Products segment’s Optifacts software unit, partially offset by foreign exchange losses on European receivables and intercompany funds transfers.

The provision for income taxes was (16%) and 0.5% of pre-tax income for the first six months of 2003 and 2002, respectively. In the second quarter of 2003, the Company provided an additional $9.9 million for the remaining tax assets on the balance sheet. Given its current financial condition, material uncertainty regarding future prospects, and the insolvency actions pertaining to the German subsidiary, the Company determined that it could not longer reasonably expect to recognize the tax benefits. In future periods, the Company will evaluate business conditions and adjust the valuation reserve accordingly. The 2002 tax rate was a function of the Company’s domestic and foreign earnings mix.

MARKET RISK

In addition to the market risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, the Buckbee-Mears mask business faces an accelerated decline in its home markets as production moves to Asia. Additionally, it is possible that our former German operations could emerge from is solvency and compete directly against the Buckbee-Mears group in the Mask market.

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

To manage the volatility relating to these exposures, the Company utilizes from time to time various derivative instruments, including foreign currency forward-exchange contracts. As of June 30, 2003, the Company had no forward foreign currency contracts in place.

FINANCIAL POSITION AND LIQUIDITY

Total debt at June 30, 2003 was $130.7 million, compared to $112.3 million at December 31, 2003, an increase of $18.4 million. The Company’s total debt under its domestic credit agreement at June 30, 2003 was $130.1 million. The remaining $0.6 million relates primarily to debt associated with the Company’s Hungarian inspection facility.

Working capital which includes $130.7 million of current debt was a negative $83.1 million. Working capital at June 30, 2003 excluding current debt was $47.5 million at June 30, 2003 compared to $44.1 million at December 31, 2002. The current ratio was 0.5 and 1.8 at June 30, 2003 and December 31, 2002, respectively. The ratio of debt to capitalization was141% at June 30, 2003 and 65% at December 31, 2002.

Virtually all of the Company’s debt is pursuant to its domestic credit agreement (the “Agreement”) providing for total term loans of $110.0 million and additional revolving credit, subject to a borrowing base requirements. As of June 30, 2003, the Company had under its Agreement $101.5 million of term loans and $28.6 million of revolving loans outstanding, for total debt outstanding of $130.1 million. The Company is required under the Agreement to make term loan amortization payments of $3.5 million at the end of each quarter; however, the requirement to make payments on June 30, 2003 was deferred as described below. The Company does not have additional borrowing available during the period of the waiver from covenant violations described below. The Company also has $3.2 million of letters of credit outstanding under the Agreement. Total debt outstanding under the Agreement was as high as $130.1 million during the quarter ended June 30, 2003, with an average daily outstanding balance of $126.8 million during the quarter. By comparison, the average daily outstanding balances were $125.2 million in the quarter ended March 31, 2003 and $122.3million in the quarter ended December 31, 2002. The Company has historically had uneven intra-quarter cash flows, with a significant amount of customer receipts received in the latter part of each month. In an effort to meet financial covenants, which are typically measured at quarter-ends, the Company has taken action in the past to minimize its outstanding debt at each quarter end. As a result, the Company’s intra-quarter debt balances have fluctuated significantly from those debt balances reported at quarter end.

As of June 30, 2003, the Company failed to comply with the following covenants and requirements: (1) The Company failed to make $3,500 in scheduled principal payments due on June 30, 2003. (2) The Company did not satisfy a total debt to trailing 12-month EBITDA ratio, which was not to exceed 3.50 times at June 30, 2003. On that date, the Company failed to meet this covenant. The ratio could not be calculated, because the Company’s trailing 12 month EBITDA was negative $32,367, compared to total debt, as defined in the agreement, of $131,564 (3) The Company did not satisfy a total trailing 12-month EBITDA to interest expense ratio, which was to exceed 2.25 times at June 30, 2003. On that date, the ratio was negative 2.95times. (4) The Company did not satisfy a covenant that required its consolidated net worth to exceed a minimum amount as defined in the Agreement. On that date, the Company’s consolidated net worth as defined in the Agreement was $84,698 below the minimum covenant level of $169,588. In addition to these failures to comply with covenants, on July 1, 2003, the Company also failed to make a payment of $1,024 in fees due on that date. On July 2, 2003, the Company received short-term waivers of these covenants from its bank lenders, and on July 16, 2003, the waiver was extended through September 15, 2003. However, if the Company defaults under any other covenants under the Agreement, the lenders can terminate the waiver and immediately declare a default under the Agreement.

Pursuant to the waivers, the banks determined that no additional borrowings would be extended to the Company under the Agreement during the waiver period. On July 30, 2003, the Company also received a temporary deferral agreement relating to a total of approximately $687 thousand in scheduled interest payments on floating rate notes in late July and early August 2003. The deferral agreement, subject to certain conditions, defers these interest payments until August 28, 2003. The Company is continuing discussions with its banks regarding a further extension of the deferral of interest payments to September 15, 2003 and an overall restructuring of our financing. If the Company cannot obtain further relief from the covenants and other requirements in the Agreement, it will likely default under the Agreement as of either August 28, 2003 or September 15, 2003. It is unlikely that BMC will be able to negotiate alternative financing arrangements before the waiver is set to expire on September 15, 2003. The failure to obtain such financing, or to maintain compliance with all convenants under the Agreement, would result in a default under the Agreement, which, in turn would give our lenders the ability to accelerate outstanding debt. In such event, BMC would need to refinance or restructure its debt and, if unsuccessful in these efforts, to consider all other options, including a restructuring under the bankruptcy laws.

In addition to maintaining compliance with covenants, BMC must continue to meet its ongoing operational funding requirements. Our cost of borrowing and access to capital has deteriorated significantly as a consequence, BMC has retained financial advisors to help work through these liquidity issues and avoid further defaults under the Agreement. BMC’s initial priority in the short-term is to avoid the acceleration of our debt.

In the short term, the Company intends to maximize its cash resources by selling non-essential property and equipment which may, depending on proceeds received, result in additional charges to income. Cash will also be maximized by reducing raw materials costs, by deferring capital equipment expenditures, by deferring other non-essential costs, by offering favorable payment terms to customers to encourage prompt payment, and by reducing production levels. The Company believes these approaches will enable the Company to meet its short-term working capital needs. However, the lack of revolver availability may adversely affect the Company’s ability to respond to unexpected cash needs and may cause the Company to exhaust its current cash balance.

The Company continues to work with its lenders and advisors to secure a longer-term alternative to BMC’s existing financing or other agreement for the restructuring of outstanding debt, including relief from certain covenants, extended payment terms and additional borrowing capacity. If BMC is unable to achieve additional waivers or other relief from covenants, payment obligations and other requirements under the Agreement, the Company likely will be in default under the Agreement as of either August 28, 2003 or September 15, 2003. Given the current market environment, it is unlikely that BMC will be able to negotiate such alternative arrangements before the most recent waiver expires on September 15, 2003. The failure to maintain compliance with all covenants under the Agreement would result in a default under the Agreement, which would give our lenders the ability to accelerate all outstanding debt. In such event, BMC would need to refinance or restructure the Company’s debt and, if unsuccessful in these efforts, to consider all other options, including seeking protection under the bankruptcy laws.

In addition to the covenant requirements, BMC must continue to meet ongoing operational funding requirements. As a result of BMC’s recent downturn in performance, however, the cost of borrowing and access to capital available to us has deteriorated. As a consequence, BMC retained William Blair & Company (“Blair”) to assist BMC in exploring strategic alternatives. Early in third quarter 2003, Blair completed its presentation of alternatives to the Company, which concluded the firm’s work for BMC. The Company then announced the retention of a financial advisor to assist BMC and its lenders in developing a comprehensive restructuring plan for the Company’s operations and capital structure.

ENVIRONMENTAL

BMC’s operations are subject to federal, state, local and foreign environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), BMC has been designated as a potentially responsible party (PRP) by the United States Environmental Protection Agency with respect to certain waste sites at which we may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state environmental laws. Such designations are made regardless of the extent of our involvement. Such designations have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These actions are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and/or for future investigative or remedial actions. In some cases, the dollar amount of site costs or our portion of site costs is not specified. In most cases, however, BMC has been designated a de minimis party and claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against BMC. We are currently involved in seven environmental investigations and/or remedial actions in which final settlement has not been reached.

To the extent possible, and with the amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to environmental investigations and/or remedial actions and recorded reserves for such liability in accordance with generally accepted accounting principles. The reserves represent management’s best estimate, after reviewing expected costs with independent consultants, attorneys and other third parties assisting with environmental matters, of the expected costs. Management does not believe there are reasonably possible material losses in excess of the reserves. Therefore, it is BMC’s opinion that our liability with respect to these matters should not have a material adverse effect on our financial position or the results of operations. In arriving at this conclusion, we have considered, among other things, the payments that have been made in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs, to the extent known; existing technology; and currently enacted laws and regulations. A portion of the costs and related liability for these matters has been or will be covered by insurance or third parties.

CAUTIONARY STATEMENTS

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to lenders or investors, contain forward-looking statements made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. We caution the reader not to place undue reliance on any such forward-looking statements, which reflect our opinion as of the date of this report. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, uncertain ability to comply with debt covenants when the waiver of defaults under the Company’s credit agreement expires in September 2003; liquidity concerns in light of constraints on ability to borrow further funds; anticipated further losses in light of market conditions; ability to manage working capital and align costs with market conditions; further aperture mask price declines; slowdown in growth of, or price reductions in, high-end lens products; fluctuations in currency exchange rates; rising raw material costs; ability to improve operating and manufacturing efficiencies through consolidation of facilities. These and other risks and uncertainties are more particularly described in “Item 1 — Business” of the Company’s Form 10-K for the year ended December 31, 2002, which in some cases have affected and in the future could adversely affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement. These factors should not, however, be considered an exhaustive list. The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), BMC management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Rule 13a-15(d), BMC management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Based on that evaluation, no such change occurred during the quarter covered by this report.

Part II: OTHER INFORMATION

Item 1.	Legal Proceedings

With regard to legal proceedings and certain environmental matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which begins on page 14 and Note 9 of the “Notes to Condensed Consolidated Financial Statements” on page 11.

Item 3.	Defaults Upon Senior Securities

As of June 30, 2003, the Company failed to comply with the following covenants and requirements: (1) The Company failed to make $3,500 in scheduled principal payments due on June 30, 2003. (2) The Company did not satisfy a total debt to trailing 12-month EBITDA ratio, which was not to exceed 3.50 times at June 30, 2003. On that date, the Company failed to meet this covenant. The ratio could not be calculated, because the Company’s trailing 12 month EBITDA was negative $32,367, compared to total debt, as defined in the agreement, of $131,564(3) The Company did not satisfy a total trailing 12-month EBITDA to interest expense ratio, which was to exceed 2.25 times at June 30, 2003. On that date, the ratio was negative 2.95 times. (4) The Company did not satisfy a covenant that required its consolidated net worth to exceed a minimum amount as defined in the Agreement. On that date, the Company’s consolidated net worth as defined in the Agreement was $84,698 below the minimum covenant level of $169,588. In addition to these failures to comply with covenants, on July 1, 2003, the Company also failed to make a payment of $1,024 in fees due on that date. On July 2, 2003, the Company received short-term waivers of these covenants from its bank lenders, and on July 16, 2003, the waiver was extended through September 15, 2003. However, if the Company defaults under any other non-financial covenants under the Agreement, the banks will continue to be able to declare a default under the Agreement.

Pursuant to the July 16th waiver, the banks determined that no additional borrowings would be extended to the Company under the Agreement during the waiver period. On July 30, 2003, the Company also received a temporary deferral agreement relating to a total of approximately $687 in scheduled interest payments on floating rate notes under the agreement due in late July and early August 2003. The deferral agreement, subject to certain conditions, defers these interest payments until August 28, 2003. The Company is continuing discussions with its banks regarding a further extension to defer interest payments to September 15, 2003 and the overall restructuring of the Agreement. If the Company cannot obtain further relief from the covenants and other requirements in the Agreement, it will likely be in default under the Agreement as of either August 28, 2003 or September 15, 2003. The Company continues to assess alternative financing arrangements to its current Agreement; however, the Company is unlikely to be able to negotiate such alternative arrangements before the waiver expires.

Item 4.	Submission of Matters to a Vote of Securities Holders.

(a)	Our Annual Meeting of Stockholders was held on May 13, 2003.

(b)	The nominees for election to BMC’s Board of Directors were John W. Castro, Morris Goodwin, Jr., Douglas C. Hepper and Alan R. Longstreet. All director nominees were elected. The following directors did not stand for election at the annual meeting because their terms of office continued after the meeting: Dr. H. Ted Davis, Harry A. Hammerly and Robert D. Endacott.

(c)	One matter was submitted to a vote of stockholders at the annual meeting: Election of Directors. The votes cast with respect to such matter were as follows:

Nominee	Votes For	Votes Withheld or Against
John W. Castro	23,768,712	2,400,890
Morris Goodwin, Jr	23,782,361	2,387,241
Douglas C. Hepper	24,157,601	2,012,001
Alan R. Longstreet	24,158,201	2,011,401

Item 5.	Other Matters

On August 18, 2003, we received notice from the New York Stock Exchange (“NYSE”) that the common stock of BMC, listed under the ticker symbol BMM, will be suspended prior to the market opening on August 21, 2003 or an earlier date in the event of a material adverse development. The NYSE also indicated that it would thereafter commence proceedings with the Securities and Exchange Commission to delist these securities. This action follows the NYSE’s previously announced notification to BMC in July 2003 that the company was not in compliance with the NYSE’s continued listing requirements and that BMC’s common stock could be subject to delisting.

The Company is working with the NYSE to facilitate a smooth transition to the OTC (over-the-counter) Bulletin Board (“OTCBB”) and do not expect the change in trading venue to impact our current operations or financial performance. We expect that BMC’s common stock will be quoted on the OTCBB beginning on August 21, 2003 under a new ticker symbol. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities. Investors should be aware that trading in BMC’s common stock through market makers and quotation on the OTCBB and the “pink sheets” may involve risk, such as trades not being executed as quickly as when the common stock was listed on the NYSE.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.51	Temporary Deferral Agreement, dated as of July 30, 2003, among BMC Industries, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent and Bank One, NA, as Documentation Agent and Various Lending Institutions.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K.

The Company filed a Form 8-K on May 13, 2003, relating to BMC’s press release in which we lowered our outlook for 2003 and disclosed our expectation of a loss for the fiscal year ending December 31, 2003.

The Company filed a Form 8-K, dated July 2, 2003, reporting BMC’ attainment of temporary relief from default under our credit facility pursuant to an Agreement and Temporary Waiver, dated as of July 2, 2003, with Deutsche Bank Trust Company Americas, as administrative agent for the lenders and a lender, Bank One, NA, as documentation agent and a Lender; and several banks and other financial institutions.

The Company filed a Form 8-K, dated July 15, 2003, reporting BMC’s attainment of temporary relief from default under our credit facility pursuant to an Agreement and Temporary Waiver, dated July 15, 2003, with Deutsche Bank Trust Company Americas, as administrative agent for the lenders and a lender, Bank One, NA, as documentation agent and a Lender; and several banks and other financial institutions.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

/s/ Curtis E. Petersen
Curtis E. Petersen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Richard G. Faber
Richard G. Faber
Corporate Controller
(Principal Accounting Officer)

Dated: August 19, 2003