Form 10-K/A
period 2002-12-31
BMC INDUSTRIES INC/MN/
filed 2003-09-05
CIK 215310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1

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

Over-The-Counter Bulletin Board

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

Net revenues of $248.1 million for 2002 represent a decrease of 18% from the $302.3 million in 2001.  The decline in revenue during 2002 was attributable to decreases in both divisions.  Buckbee-Mears group sales decreased 19% in 2002 due principally to the Company's decision to exit the monitor mask business and the sale of the Company's non-mask sheet etching business.  Optical Products revenues decreased 16% due principally to manufacturing difficulties experienced early in the year and greater than expected service disruption from the transfer of production from Azusa to the manufacturing facilities in Ramsey and Jakarta.  These manufacturing issues hampered the Company's ability to fully meet customer demand and consequently negatively impacted sales. The Company also exited some low margin business, which further reduced revenues.

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

Income Taxes

In determining the carrying value of the Company's net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets.  If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets annual and assesses the need for additional valuation allowances or reduction of existing allowances annual.

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

In the fourth quarter of 2001 and the first quarter of 2002, the Company recorded restructuring charges relating to the impact of these events. In connection with certain of these events, the Company also recognized restructuring-related charges that are reflected in cost of products sold. The impact of these charges is discussed under "Results of Operations" below and in Note 2 to the Consolidated Financial Statements - Restructuring.

Results of Operations

The following discussion and analysis examines the operating results of the Company's two business segments.  As used herein, "operating income (loss)" of a segment refers to income (loss) of the segment before administrative expense, interest and other income of the Company, as shown in Note 12 to the Consolidated Financial Statements - Segment Information. The analysis also discusses the operating results of the segments exclusive of the effects of restructuring and restructuring-related charges during these periods. The Company believes this discussion is useful to the reader in analyzing the profitability of each segment, adjusting for the impact of the restructuring activities of the Company announced during these periods.

Revenues and Operating Income

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

Operating income for Buckbee-Mears was $9.1 million in 2002, an increase of approximately $9.0 million from the prior year.  The 2001 operating income was reduced by restructuring charges of $5.0 million, principally representing severance and related costs and contractual obligations associated with the Company's exit of the monitor mask segment and closing the St. Paul facility during 2002. The 2001 operating income was also reduced by restructuring-related inventory write-offs of $2.6 million and other asset write-downs of $1.4 million relating to the same events, which are reflected in cost of products sold. These restructuring efforts and costs are discussed more fully under "Restructuring Initiatives" above and in Note 2 to the Consolidated Financial Statements - Restructuring.  Excluding these restructuring and restructuring-related charges, operating income for 2001 was $9.1 million, basically consistent with 2002.  Buckbee-Mears group operating income in 2002 was 7% of revenues compared to zero in 2001.  Excluding the impact of the restructuring and restructuring-related charges in 2001, operating income was 5% of revenues.

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

Operating income for Buckbee-Mears was $0.1 million for 2001, a decrease of $25.0 million from the level of $25.1 million in 2000.  The 2001 operating income was reduced by restructuring charges of $5.0 million described above associated with the Company's exit of the monitor mask segment and closing the St. Paul facility during 2002. The 2001 operating income was also reduced by the restructuring-related inventory write-offs of $2.6 million and other asset write-downs of $1.4 million, which are reflected in cost of products sold. Excluding these restructuring and restructuring-related charges, operating income for 2001 was $9.1 million, a decrease of $16.0 million from the level in 2000. This decrease was primarily due to reduced demand for television products, which accelerated in the second quarter of the year.  Pricing pressures in both the computer mask and television mask markets and low plant utilization also had negative impacts on operating income and margins.  The effect of foreign currency translation had a nominal impact on the group's operating income. The operating income was negligible as a percentage of revenues for 2001 compared to 12% of revenues for 2000.  Excluding the impact of the restructuring and restructuring-related charges in 2001, operating income was 5% of revenues. The Company began taking action in the second quarter of 2001 to reduce costs, first by bringing down one line in Cortland, N.Y. during second quarter and then by extending the annual third quarter plant shutdown by a few weeks.

Optical Products

Comparison of 2002 and 2001.  Optical Products group revenues were $110.1 million in 2002, a decrease of $21.3 million or 16% from 2001.  Sales in 2002 were affected by exiting some low margin business, manufacturing difficulties experienced in the first part of the year and greater than expected service disruption from the transfer of production from Azusa to the manufacturing facilities in Ramsey and Jakarta.  These manufacturing issues hampered the Company's ability to fully meet customer demand.  Sales in all product categories decreased from 2001 levels.  Polycarbonate sales decreased 7%, plastic sales decreased 35% and glass sales decreased 14% from 2001 sales levels.

Operating loss for Optical Products was $3.1 million for 2002, compared to operating income of $2.2 million in 2001.  Operating income (loss) in both periods was impacted by restructuring or restructuring related charges. The Company stopped production at the Azusa plant in second quarter 2002, closed its residual marketing and distribution functions in fourth quarter and is currently in the process of marketing these facilities for sale. Operating loss in 2002 included $2.8 million in restructuring charges, principally representing severance and related costs and write-downs of property, plant and equipment and contractual obligations associated with the closure of the Asuza facility and consolidation of the related operations. Operating income in 2001 was also impacted by costs incurred as a result of restructuring initiatives commencing in the fourth quarter of 2001.  First, operating income in 2001 reflected $1.2 million in restructuring charges principally representing severance and related costs and contractual obligations in connection with discontinuance of optical products development activities. Second, restructuring related charges included inventory write-offs of $1.0 million and other asset write-downs of $1.0 million in 2001 for discounted or phased-out product categories and are reflected in cost of products sold.  These restructuring and restructuring-related efforts and charges are discussed more fully under "Restructuring Initiatives" above and in Note 2 to the Consolidated Financial Statements - Restructuring. Excluding the restructuring and restructuring-related charges, operating loss was $0.3 million in 2002, compared to operating income of $5.3 million in 2001. The decrease in operating income in 2002 excluding the charges was due to the decrease in sales of the higher margin polycarbonate products and due to manufacturing difficulties experienced in the early part of the year. These difficulties related to the closure of the Asuza facility, consolidation of the related operations in Jakarta and Ramsey and the initial ramp-up of production in these facilities.

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

Operating income of Optical Products was $2.1 million for 2001, a decrease of $9.3 million or 82% from 2000.  Operating income in 2001 was reduced by $1.2 million in restructuring charges in connection with discontinuance of optical products development activities, as described above. Operating income in 2001 was also impacted by costs incurred as a result of restructuring initiatives commencing in the fourth quarter.  Inventory write-offs of $1.0 million and other asset write-downs of $1.0 million were recorded in 2001 for discounted or phased-out product categories and are recorded in cost of products sold.  Excluding the restructuring and restructuring-related charges, operating income was $5.3 million in 2001, compared to $11.4 million in 2000. This decrease was due in part to reductions in sales of higher margin premium products and higher production costs related to low plant utilization in 2001 prior to the transfer of production from the Azusa facility.

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

To the extent possible, and with the amount of information available at this time, the Company has evaluated its responsibility for costs and related liability with respect to the above investigations and/or remedial actions, and has recorded reserves for such liability in accordance with generally accepted accounting principles.  The reserves represent management's best estimate of the expected costs, and management does not believe there are reasonably possible material losses in excess of the reserves. Therefore, it is the Company's opinion that the Company's liability with respect to these matters should not have a material adverse effect on the financial position or the results of operations of the Company.  In arriving at this conclusion, the Company has considered, among other things, the payments that have been made in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs, to the extent known; existing technology; and currently enacted laws and regulations.  A portion of the costs and related liability for these matters has been or will be covered by insurance or third parties.

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

Cautionary Statements

Certain statements included in this Management's Discussion and Analysis, as well as other communications, including its filings with the SEC, reports to shareholders, news releases and presentations to securities analysts or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. We wish to caution the reader not to place undue reliance on any such forward-looking statements.  These statements are not guarantees of future performance and are subject to a number of risks and uncertainties detailed from time to time in reports filed by BMC with the SEC, including the disclosure in the Form 10-K under "Risk Factors" and elsewhere in Forms 10-K/A and 10-K, that could cause actual results or outcomes to differ materially from those presently anticipated or projected and include, among others, ability to manage working capital and align costs with market conditions; continued imbalance in supply and demand for computer monitor masks; further aperture mask price declines; slowdown in growth of high-end lens products; rising raw material costs; ability to improve manufacturing yields and operating efficiencies; ability to qualify new products with customers; consumer demand for direct-view high-definition television and digital receivers; competition with alternative technologies and products, including laser surgery for the correction of visual impairment and LCD, plasma, projection and other types of visual displays; ability to source plastic lens product requirement from third parties; ability to gain market share of polycarbonate products both domestically and abroad, including growth in European sales through the operation of processing laboratories; higher than expected restructuring related costs; ability to restructure the Non-Mask Operations and diversify its customer and product base; the effect of regional or global economic slowdowns; the impact of domestic or global terrorism on consumer spending choices; adjustments to inventory valuations; liability and other claims asserted against BMC; negative foreign currency fluctuations; and ability to recruit and retain key personnel.  These factors should not, however, be considered an exhaustive list.  We do not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of BMC.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

	The following items were included on the pages indicated in the Form 10-K filed March 31, 2003:

	Consolidated Financial Statements:	Page

	Consolidated Statements of Operations for the Years Ended
	December 31, 2002, 2001 and 2000	24

	Consolidated Balance Sheets as of December 31, 2002 and 2001	25

	Consolidated Statements of Stockholders' Equity for the Years
	Ended December 31, 2002, 2001 and 2000	26

	Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2002, 2001 and 2000	27

	Notes to Consolidated Financial Statements	28

	Price Range of Common Stock	12

	Report of Independent Auditors	45

	Selected Annual Financial Data (unaudited)	14

2.	Financial Statement Schedule:

The following financial statement schedule was included on the page indicated in the Form 10-K filed March 31, 2003 and should be read in conjunction with the consolidated financial statements referenced above:

		Page:

	II - Valuation and Qualifying Accounts	50

Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits:

Reference is made to the Exhibit Index contained on pages 16 through 23 of this Form 10-K/A.

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

10.31

Amendment to Executive Employment Agreement between the Company and Paul B. Burke, dated April 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the quarter ended March 31, 2002 (File NO. 1-8467)).

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

(c)        Exhibits

The response to this portion of Item 15 is submitted as a separate section of this Form 10-K/A.

(d)        Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of the Form 10-K filed March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on September 5, 2003, on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

By: /s/Douglas C. Hepper
Douglas C. Hepper
Chairman, President and
Chief Executive Officer

BMC Industries, Inc.

Exhibit Index to Amendment No. 1 to Annual Report on Form 10-K

For the Year Ended December 31, 2002

Exhibit No.	Exhibit	Method of Filing
3.1	Second Restated Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.2	Amendment to the Second Restated Articles of Incorporation, dated May 8, 1995.	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.3	Amendment to the Second Restated Articles of Incorporation, dated October 30, 1995.	Incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K/A for the quarter ended September 30, 1995 (File No. 1-8467).
3.4	Amendment to the Second Restated Articles of Incorporation, dated August 7, 1998.	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
3.5	Articles of Correction to the Second Restated Articles of Incorporation, dated November 22, 1999.	Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
3.6	Restated Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
3.7	Amendment to the Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467).
3.8	Amendment to the Restated Bylaws of the Company, dated February 20, 1998.	Incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
4.1	Specimen Form of the Company's Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2 (File No. 2-83809).
4.2	Form of Share Rights Agreement, dated as of June 30, 1998, between the Company and Norwest Bank, National Association, as Rights Agent.	Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated July 14, 1998.
10.1	Revised Executive Perquisite/Flex Policy (effective as of January 1, 1998 and terminated on December 31, 2002).	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.2	BMC Industries, Inc. Savings and Profit Sharing Plan, 2001 Revision, effective January 1, 2001.	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
10.3	First Declaration of Amendment, effective December 31, 2001, to the BMC Industries, Inc. Savings and Profit Sharing Plan, 2001 Revision.	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
10.4	Second Declaration of Amendment, effective January 1, 2002, to the BMC Industries, Inc. Savings and Profit Sharing Plan, 2001 Revision.	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
10.5	Third Declaration of Amendment, dated December 31, 2002, to the BMC Industries, Inc. Savings Profit Sharing Plan, 2001 Revision.	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
10.6	Restated and Amended Directors' Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8467).
10.7	Restated and Amended 1994 Stock Incentive Plan, effective May 11, 2000.	Incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the quarter ended March 31, 2000 (File No. 1-8467).
10.8	Amendment No. 1 to the Restated and Amended 1994 Stock Incentive Plan, dated August 3, 2000.	Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the quarter ended June 30, 2000 (File No. 1-8467).
10.9	BMC Industries, Inc. Executive Benefit Plan, effective January 1, 1993.	Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.10	First Declaration of Amendment to the BMC Industries Executive Benefit Plan, effective September 1, 1998.	Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.11	Lease Agreement, dated November 20, 1978, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-2 (File No. 2-79667).
10.12	Amendment to Lease Agreement, dated December 27, 1983, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 1-8467).
10.13	Amendment to Lease Agreement, dated April 9, 1986, between Control Data Corporation and the Company.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8467).
10.14	Amendment to Lease Agreement, dated April 12, 1989, between GMT Corporation (as successor in interest to Control Data Corporation) and the Company.	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).
10.15	Amendment to Lease Agreement, dated March 19, 1990, between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8467).
10.16	Amendment to Lease Agreement, dated May 17, 1993, between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8467).
10.17	Amendment of Lease, dated April 6, 1994 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
10.18	Waiver of Condition Precedent, dated July 29, 1994, by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8467).
10.19	Amendment of Lease, dated September 25, 1997 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8467).
10.20	Amendment of Lease, dated August 1, 1998 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.21	Amendment of Lease, dated August 1, 1998 by and between GMT Corporation and the Company.	Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.22	Notice of Reduction of Leased Space, dated March 8, 1999, from the Company to GMT Corporation.	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.23	Notice of Reduction of Leased Space, dated July 20, 1999, from the Company to GMT Corporation.	Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 1-8467).
10.24	Notice of Reduction of Leased Space, dated June 14, 2000, from the Company to GMT Corporation.	Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.25	Notice of Reduction of Leased Space, dated May 4, 2001, from the Company to GMT Corporation.	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.26	Notice of Termination of Leased PS-3 Space, dated January 14, 2003, from the Company to GMT Corporation	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
10.27	Form of Change of Control Agreement entered into between the Company and Mr. Burke.	Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8467).
10.28	Form of Change of Control Agreement entered into between the Company and Messrs. Carlson, Dobson, Faber and Petersen and Ms. Linzmeier.	Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-8467).
10.29	Employment Agreement by and between the Company and Curtis E. Petersen, dated December 3, 2001	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.30	Employment Agreement, by and between the Company and Paul B. Burke, dated as of January 1, 1999.	Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8467).
10.31	Amendment to Executive Employment Agreement between BMC Industries, Inc. and Paul B. Burke, dated April 10, 2002.	Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the quarter ended March 31, 2002 (File No. 1-8467).
10.32	Employment Agreement, dated as of May 14, 2002, between the Company and Douglas Hepper.	Incorporated by referenced to Exhibit 10.44 to the Company's Current Report on Form 8-K, dated June 12, 2002 and filed with the Commission on June 12, 2002 (File No. 1-8467).
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
10.43	Mortgage Assignment of Leases and Rents and Fixture Filing, dated as of October 12, 2001, made by Vision-Ease Lens, Inc. to Bankers Trust Company, as Administrative Agent.	Incorporated by reference to Exhibit 10.51 to the Company's Current Report on Form 8-K dated October 12, 2001 and filed with the Commission on October 24, 2001 (File No. 1-8467).
10.44	Lease, dated October 29, 1997, by and among the Company and Meridian Crossings LLC (d/b/a Told Development Company).	Incorporated by reference to Exhibit 10.3 to the Company's annual Report on Form 10-K/A for the quarter ended September 30, 1997 (File No. 1-8467).
10.45

First Amendment to Lease, dated March 5, 2002, between OTR, an Ohio general partnership, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio and the Company.

Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.46	Commercial Lease, dated September 26, 2000, between Minnesota Logistics II, LLC and Vision-Ease Lens, Inc.	Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8467).
10.47	The Seventh Restated Graphic Communications International Union, Twin Cities Local 6a - Buckbee-Mears Pension Plan, Generally Effective January 1, 2001.	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
10.48	Amendment One, to the Seventh Restated Graphic Communications International Union, Twin Cities Local 6a - Buckbee-Mears Pension Plan	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
21.1	Subsidiaries of the Registrant.	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors.	Filed with the Form 10-K for the year ended December 31, 2003, filed March 31, 2003.
31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically herewith.
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically herewith
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically herewith

Exhibit 31.1

CERTIFICATION

I, Douglas C. Hepper, certify that:

1.    I have reviewed this annual report on Form 10-K/A of BMC Industries, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  BMC Industries, Inc.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for BMC Industries, Inc., and have:

a.   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to BMC Industries, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.   evaluated the effectiveness of BMC Industries, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.   disclosed in this report any change in BMC Industries, Inc.'s internal control over financial reporting that occurred during BMC Industries, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, BMC Industries, Inc.'s internal control over financial reporting;

5.  BMC Industries, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to BMC Industries, Inc.'s auditors and the audit committee of BMC Industries, Inc.'s board of directors (or persons performing the equivalent functions):

a.   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect BMC Industries, Inc.'s ability to record, process, summarize and report financial information; and

b.   any fraud, whether or not material, that involves management or other employees who have a significant role in BMC Industries, Inc.'s internal control over financial reporting.

Date: September 5, 2003	/s/Douglas C. Hepper
Douglas C. Hepper
Chief Executive Officer

                                                                                                                                                                     Exhibit 31.2

CERTIFICATION

I, Curtis E. Petersen, certify that:

1.    I have reviewed this annual report on Form 10-K/A of BMC Industries, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   BMC Industries, Inc.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for BMC Industries, Inc., and have:

a.   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to BMC Industries, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.   evaluated the effectiveness of BMC Industries, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.   disclosed in this report any change in BMC Industries, Inc.'s internal control over financial reporting that occurred during BMC Industries, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, BMC Industries, Inc.'s internal control over financial reporting;

5.   BMC Industries, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to BMC Industries, Inc.'s auditors and the audit committee of BMC Industries, Inc.'s board of directors (or persons performing the equivalent functions):

a.   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect BMC Industries, Inc.'s ability to record, process, summarize and report financial  information; and

b.   any fraud, whether or not material, that involves management or other employees who have a significant role in BMC Industries, Inc.'s internal controls; and

Date: September 5, 2003	/s/ Curtis E. Petersen
Curtis E. Petersen
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BMC Industries, Inc. (the "Company") on Form 10-K/A for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Douglas C. Hepper, Chief Executive Officer of the Company, and Curtis E. Petersen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Douglas C. Hepper
Douglas C. Hepper
Chief Executive Officer

September 5, 2003

/s/Curtis E. Petersen
Curtis E. Petersen
Chief Financial Officer

September 5, 2003