Form 10-Q
period 2003-09-30
BMC INDUSTRIES INC/MN/
filed 2003-11-14
CIK 215310

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

        X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the Quarterly Period ended September 30, 2003.

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

X Yes	_______ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X No

BMC Industries, Inc. had 27,052,785 outstanding shares of common stock, which is the only class of common stock of the registrant, as of November 13, 2003.

Exhibit Index Begins at Page 27

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands)

	September 30	December 31
ASSETS	2003	2002
Current assets	(Unaudited)
Cash and cash equivalents	$5,026	$1,635
Trade accounts receivable, net	25,152	27,660
Inventories	39,030	59,736
Deferred income taxes	-	9,492
Assets held for sale	4,625	7,080
Other current assets	3,795	6,350
Total current assets	77,628	111,953

Property, plant and equipment	163,265	272,051
Less accumulated depreciation	113,595	157,797
Property, plant and equipment, net	49,670	114,254
Deferred income taxes	-	3,083
Intangible assets, net	10,531	12,141
Other assets	1,790	5,928
Total assets	$139,619	$247,359
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$603	$747
Current portion of long term debt	130,110	14,010
Accounts payable	12,694	25,113
Deferred income taxes	-	88
Accrued expenses and other current liabilities	23,717	20,775
Total current liabilities	167,124	60,733

Long-term debt	22	97,529
Other liabilities	15,819	28,463
Deferred income taxes	1,390	1,155

Stockholders' equity (deficit)
Common stock	47,408	46,949
Retained (deficit) earnings	(86,764)	19,957
Accumulated other comprehensive loss	(5,311)	(7,358)
Other	(69)	(69)
Total stockholders' equity (deficit)	(44,736)	59,479

Total liabilities and stockholders' equity (deficit)	$139,619	$247,359

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Revenues	$40,784	$42,500	$124,578	$140,642
Cost of products sold	42,519	38,097	125,043	130,315
Gross margin	(1,735)	4,403	(465)	10,327
Selling expense	2,792	2,741	8,375	8,919
Administration expense	5,834	1,484	9,027	4,736
Impairment of long-lived assets	-	-	45,036	-
Restructuring charges	-	-	-	2,800
Loss from operations	(10,361)	178	(62,903)	(6,128)
Other income and (expense)
Interest expense	(2,585)	(2,427)	(8,159)	(7,626)
Interest income	2	67	6	172
Other income (expense)	529	(113)	604	2,846
Loss from continuing operations before income taxes and accounting change	(12,415)	(2,295)	(70,452)	(10,736)
Income tax expense	(70)	(922)	(10,064)	(877)
Loss from continuing operations before accounting change	(12,485)	(3,217)	(80,516)	(11,613)
Cumulative effect of change in accounting principle	-	-	-	(52,704)
Loss from continuing operations	(12,485)	(3,217)	(80,516)	(64,317)
Gain (loss) from discontinued operations	333	(968)	(26,205)	2,945
Net loss	$(12,152)	$(4,185)	$(106,721)	$(61,372)

Basic and diluted loss per share:
Loss from continuing operations before accounting change	$(0.46)	$(0.12)	$(2.99)	$(0.43)
Cumulative effect of change in accounting principle	-	-	-	(1.96)
Loss from continuing operations	(0.46)	(0.12)	(2.99)	(2.39)
Discontinued operations	0.01	(0.04)	(0.97)	0.11
Net loss	$(0.45)	$(0.16)	$(3.96)	$(2.28)

Number of shares included in per share computation:
Basic and diluted	26,982	26,951	26,982	26,928

Dividends declared per share	$-	$-	$-	$0.005

 See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30
	2003	2002
Net Cash Provided by (Used in) Operating Activities
Net loss	$(106,721)	$(61,372)
Discontinued operations	20,556	-
Depreciation and amortization	13,529	15,846
Impairment of long-lived assets	45,036	-
Gain on sale of assets	(334)	(3,429)
Deferred income taxes	11,313	5,549
Accounting change - goodwill write-down	-	52,704
Stock-based compensation and other expenses	459	140
Changes in operating assets and liabilities	7,266	17,931
Total	(8,896)	27,369

Net Cash Provided by (Used in) Investing Activities
Additions to property, plant and equipment	(6,485)	(4,957)
Proceeds from sale of assets	361	6,034
Total	(6,124)	1,077

Net Cash Provided by (Used in) Financing Activities
Decrease in short-term borrowings	(144)	(204)
Increase (decrease) in long-term debt	18,441	(28,710)
Cash dividends paid	-	(203)
Total	18,297	(29,117)

Effect of exchange rate changes on cash and cash equivalents	114	69

Net increase (decrease) in cash and cash equivalents	3,391	(602)
Cash and cash equivalents at beginning of period	1,635	1,941

Cash and cash equivalents at end of period	$5,026	$1,339

See accompanying Notes to Condensed Consolidated Financial Statements.

BMC INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1.         Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2003, and the consolidated results of operations and the cash flows for the nine-month periods ended September 30, 2003 and 2002.    Certain items in the financial statements for the periods ended September 30, 2002 have been reclassified to conform to the presentation for the periods ended September 30, 2003.  The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2002 is derived from the audited balance sheet as of that date.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

For purposes of pro forma disclosures, the estimated fair value of the options using the Black-Scholes option pricing model is amortized to expense over the options' vesting period.  The Company's pro forma net loss and loss per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Net loss - as reported	$(12,152)	$(4,185)	$(106,721)	$(61,372)
Less stock-based employee compensation expense applying fair value method	(338)	(261)	(1,102)	(1,032)
Net loss - pro forma	$(12,490)	$(4,446)	$(107,823)	$(62,404)
Basic and diluted loss per share - as reported	$(0.45)	$(0.16)	$(3.96)	$(2.28)
Basic and diluted loss per share - pro forma	(0.46)	(0.16)	(4.00)	(2.32)

During the third quarter of 2003, the Company agreed to compensate a third party consulting firm for a portion of its services performed on behalf of the Company by issuing to them 1,272 stock options.  The Company recognized $413 of administrative expenses related to the stock options based on the fair value of the services rendered as provided by the third party consultant.  The stock options have an exercise price of $0.01 per share, have a five-year life and expire on September 30, 2008.

3.        Discontinued Operations and Restructuring Activities

In response to deteriorating market conditions, the Company has engaged in a number of restructuring activities and evaluated related assets for impairment.

2003 Restructuring and Asset Impairment

Discontinued German Operations. In June 2003, in response to a downturn in the Company's mask business, including temporary plant shutdowns by certain of the Company's customers in its markets in the United States and Europe, the Company decided to cease all financial and management support of its fully-owned German subsidiary, Buckbee-Mears Deutschland Holding GmbH and Co. KG ("BMDH"), and consolidate all mask operations into its remaining facility in Cortland, New York.  Other subsidiaries wholly-owned by BMDH are Buckbee-Mears Europe GmbH ("BME") and Vision Ease Deutschland GmbH ("VED").  The Managing Directors of BMDH, BME and VED filed for insolvency with the German courts which action relinquished the Company's control over BMDH as of June 27, 2003.  Consequently, the Company wrote off its investment in BMDH, eliminating the assets and liabilities of BMDH consisting principally of $5,951 of accounts receivable, $11,930 of inventories, $17,959 of property, plant and equipment, $3,863 of short term debt, $14,152 of pension liability, and $7,026 of accounts payable and other accrued expenses, from the Company's consolidated balance sheet in June 30, 2003.  The Company recorded a loss on disposal of discontinued operations in the statement of operations in second quarter 2003 in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  In addition, the Company classified BMDH operating results for the nine-months ended September 30, 2003 as earnings (loss) from discontinued operations in the consolidated statement of operations.  Prior year comparative data was reclassified as discontinued operations.

In connection with the insolvency of it's German operations, the Company wrote-off the receivables owed to it by the German subsidiaries; however, inter-company payables amounting to $6,012 have been recorded as liabilities and included in accrued expenses and other current liabilities in the accompanying balance sheet as of September 30, 2003.  In prior periods, the inter-company receivables and payables would have been eliminated in the consolidation process.  The Company recorded the inter-company payable in recognition of claims by the administrator of BMDH's insolvency proceedings.  Although the Company disputes the validity of these claims, the claimed amount will be recorded as a liability until the matter is fully resolved.

Discontinued French Lab Operations. In connection with the Company's restructuring process, a review was performed during the third quarter 2003 of the Company's French lab subsidiary.  As a result of this review, the Company decided to discontinue operating this subsidiary.  Consequently, the Company wrote off its investment in Vision-Ease France (VEF), eliminating the assets and liabilities of VEF consisting principally of accounts receivable and inventories value at approximately  $500 and accounts payable and other accrued expenses value at approximately $580, from the Company's consolidated balance sheet in September 30, 2003.  The Company recorded a gain on disposal of discontinued operations in the statement of operations in third quarter 2003 in accordance with SFAS 144.  In addition, the Company classified VEF operating results for the three and nine-months ended September 30, 2003 as earnings (loss) from discontinued operations in the consolidated statement of operations.  Prior year comparative data was reclassified as discontinued operations.

In October 2003, the French subsidiary filed for insolvency with a local court.  On November 5, 2003, the local court opened insolvency proceedings and appointed an administrator to oversee the operations of the business.  The judge ordered the administrator to continue the operations of the laboratory while pursuing a sale of the business for a period of up to four months.  As of November 5, 2003, the Company has ceased all funding of this business but will work with the administrator to assist in continuing service to customers, including supplying lenses on cash-in-advance terms.

Total Discontinued Operations. The (losses) gains pertaining to discontinued German and French operations, as reflected in the statement of operations for the three and nine-month periods ended September 30, 2003 and 2002, are summarized below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Income (loss) of discontinued operations	$253	$(968)	$(5,649)	$2,945
Gain (loss) on abandonment of discontinued operations	80	-	(20,556)	-
Total gain (loss) on discontinued operations	$333	$(968)	$(26,205)	$2,945

Revenues of discontinued operations	$698	$14,890	$24,324	$52,538

Hungary Operations. As part of the realignment of mask business operations into one facility, as announced in June 2003, the Company has initiated a shutdown of its facility in Tatabanya, Hungary, which performed product inspection and other services for the Buckbee-Mears group and for the Company's Optical Products group.  Total costs of $2,136 were recorded in second quarter 2003, consisting of severance of $329, which impacted 74 people and a write-down of $1,807 to the carrying value of property, plant and equipment and recorded as cost of products sold and impairment of long-lived assets, respectively, in the statement of operations.  An additional $250 of severance was recorded in the quarter ended September 30, 2003.  Approximately $150 of severance remains unpaid and is included in accrued expenses in the accompanying balance sheet.  Currently, all assets of this operation with a current book value of $791 are being marketed for sale.  Any proceeds on sales of assets will be used first to pay down the remaining debt incurred by the Hungarian subsidiary.

Cortland, New York. The Company recorded a charge of $40,637 during second quarter ended June 30, 2003 for the write-down of certain Buckbee-Mears fixed assets.   This charge is included in impairment of long-lived assets in the consolidated statement of operations. With the intense competitive market conditions in the aperture mask business and the accelerated movement to Asian based operations by certain of the Company's customers, management determined it was necessary to assess the assets held at its Cortland, New York operations for impairment as required by SFAS No.144.  As such, the Company's expected future cash flows were reviewed and based on that review it was determined that an impairment write-off was necessary.  In addition, the remaining useful lives of the assets were also reassessed and depreciation expense was adjusted accordingly beginning third quarter 2003.  The impact of the impairment charge taken in the second quarter of 2003 coupled with the change in estimated useful lives of the fixed assets was to decrease depreciation expense by approximately $900 per quarter.  The Company used a discounted cash flow projection in determining the amount of the asset impairment.

The Company initiated several cost saving measures during 2003.  As a result, the Cortland facility incurred severance charges of $335 during third quarter 2003 and a total of $590 in severance for the nine-months ended September 30, 2003.

In October 2003 the Company entered into an agreement with a third party to sell assets, including inventory and equipment, from its idle Hybrid non-mask line in Cortland for approximately $1,007.  The equipment was written off in the previous quarter as part of the SFAS 144 adjustment.  A net gain of approximately $750 will be recorded in fourth quarter 2003 which will be reflected as an offset to the impairment charge.

The Company continues to assess its mask operation's future prospects.  At the conclusion of this assessment, asset values will be reviewed.  The Company expects that additional impairment charges may be recognized at that time.

Azusa, California. In the second quarter of 2003, the Company reclassified its Azusa, California property to assets held for sale. The Optical Products facilities located on the property were closed in 2002 and listed for sale.  However, the Company had not reclassified the property in previous periods because the Company had not yet received any offers for the property and did not expect to be able to dispose of the property within one year.  During the quarter ended June 30, 2003, the asset was written down to its fair value, in accordance with SFAS 144, based on market valuations and offers to buy the property during the quarter.  A write-down of $2,592 is included in impairment of long-lived assets in the consolidated statement of operations to recognize the facility's fair value at $4,410, which is shown as assets held for sale in the consolidated balance sheet.  The Company has suspended depreciation on these assets in accordance with SFAS 144.  In October of 2003, the Company sold one of the two buildings on the Azusa property (the property at 1300 Optical Drive) for net proceeds of $1,674.  No gain or loss will be recognized on the sale as the property was written down to net realizable value in the previous quarter.  The net proceeds were used to service domestic debt obligations.

Total Impairment. Total impairment of long-lived assets included in the statement of operations for the nine months ended September 30, 2003 of $45,036 includes $42,444 related to the Buckbee-Mears segment and $2,592 related to the Optical Products segment.  During the third quarter, the Company initiated several cost savings measures that included personnel reductions.  Additional severance costs of $595 were recorded in the quarter ended September 30, 2003, most of which related to the Buckbee-Mears segment.  At September 30, 2003, total severance costs of $809 are included in accrued expenses in the accompanying balance sheet.

2002 Restructuring

In February 2002, the Company announced its plans to close the Optical Products group facility in Azusa, consolidate the operations into the Company's existing plants in Ramsey, Minnesota and Jakarta, Indonesia and sell the Azusa Plant facilities.  The total restructuring costs recorded were $2,800, and $2,745 was utilized during 2002.  The Company utilized the remaining $55 liability - all related to severance - in the first six months of 2003.

2001 Restructuring

In fourth quarter 2001, the Company announced restructuring initiatives in both of its business segments.  These restructuring initiatives resulted in the recording of total pre-tax restructuring and restructuring related charges of $12,165.  The charges included $6,218 classified as restructuring, with $1,180 utilized in 2001, and $2,828 utilized in 2002 and an additional $5,947 of inventory and other asset write-downs classified as cost of sales in the 2001 statement of operations.  Through September 30, 2003, the Company has utilized all of the $2,210 restructuring reserve remaining at December 31, 2002, all of which is attributable to the Buckbee-Mears business segment.

The activity relating to the 2001 restructuring reserve during the first nine months of 2003 was as follows:

	Severance and Related Costs	Contractual Obligations and Other	Total
Restructuring reserve, December 31, 2002	$723	$1,487	$2,210
Utilized in 2003	(723)	(1,487)	(2,210)
Restructuring reserve, September 30, 2003	$-	$-	$-

4.               Advisory Service Fees

As a part of the Company's ongoing review of its financial condition, the board of directors elected to establish an ad hoc special committee of the board to oversee the examination, evaluation, assessment and implementation of the alternatives available to solve the Company's financial challenges.  With this end in mind, the board of directors approved the recruitment of several outside legal and financial advisors to provide the Company and the board with a full evaluation of the range of options available to ensure the continued operation of the Company.  The areas authorized for exploration included: 1) bank compliance requirements under terms of the Company's current credit agreement, 2) retention of a financial consultant, as required by the bank waiver dated July 2, 2003, to perform a thorough examination of financial restructuring options, bank group negotiations, identify operating efficiencies and opportunities for cost reductions, and 3) the retention of outside legal counsel for review and consultation regarding the complicated legal and compliance issues related to the Company's restructuring efforts.

Total advisory fees incurred for the three and nine-months ended September 30, 2003 were $3,591 (including the $413 recognized related to stock options issued - see note 2) and $4,231, respectively.  Of these total fees for the quarter ended September 30, 2003, $680 were for legal expenses, $391 were for consulting fees required under terms of the credit agreement and $2,520 were for financial advisory services as outlined above.  The Company anticipates that additional fees will be incurred in fourth quarter for the development and evaluation of a restructuring plan and continued negotiation of an acceptable financing arrangement with the Company's bank group, including the possible continuance of waivers already obtained.

5.               Goodwill and Other Intangible Assets

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

SFAS No. 142 also required the Company to complete an impairment review of its goodwill assets.  During the first quarter 2002, the Company completed its transitional impairment test using a discounted cash flow model as provided by SFAS No. 142 and determined that the goodwill in its Optical Products segment was impaired.  The Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $52,704 on which the Company recognized no tax benefit.  The remaining intangible assets recorded on the accompanying condensed consolidated balance sheet at September 30, 2003 include patent costs and other intangible assets with finite lives.

6.               Debt

Total consolidated debt at September 30, 2003 was $130,735, compared to $130,688 at June 30, 2003 and $112,286 at December 31, 2002.  The Company's total debt under its domestic credit agreement at September 30, 2003 was $130,100.  The remaining $635 relates primarily to debt relates to the Company's Hungarian subsidiary.

Virtually all of the Company's debt is pursuant to its domestic credit agreement (the "Agreement"), which provides for total term loans of up to $110,000 and additional revolving credit subject to borrowing base requirements up to $35,000. As of September 30, 2003, the Company had $101,500 of term loans and $28,600 of revolving loans outstanding. The Agreement requires the Company to make term loan amortization payment of $3,500 at the end of each calendar quarter beginning in 2003; however, the requirement to make payments in the second and third quarters of 2003 was deferred.  During the waiver period described below, the Company cannot borrow additional funds. The Company also has letters of credit totaling $3,200 outstanding under the Agreement.  Total debt outstanding under the Agreement of  $130,100 did not change during the quarter ended September 30, 2003.  The average daily outstanding balances under the Agreement were $130,100 in the quarter ended September 30, 2003, $126,800 in the quarter ended June 30, 2003,  $125,200 in the quarter ended March 31, 2003 and $122,300 in the quarter ended December 31, 2002.

As of September 30, 2003, the Company did not comply with the following covenants and requirements: (1) the Company failed to make $3,500 in scheduled principal payments due on September 30 and on June 30, 2003. (2) The Company did not satisfy a total debt to trailing 12-month EBITDA ratio, which was not to exceed 3.25 times at September 30, 2003.  The ratio could not be calculated, because the Company's trailing 12 month EBITDA was negative $46,304, compared to total debt, as defined in the Agreement, of $131,513.(3) The Company did not satisfy a total trailing 12-month EBITDA to interest expense ratio, which was to exceed 2.50 times at September 30, 2003.  The ratio could not be calculated because the Company's trailing 12 month EBITDA was negative $46,304. (4) The Company did not satisfy a covenant that required its consolidated net worth to exceed a minimum amount as defined in the Agreement.  On that date, the Company's consolidated net worth, as defined in the Agreement, was $74,533, below the minimum covenant level of $169,588.  (5) The Company's preliminary borrowing base calculations for August 31, 2003, and September 30, 2003, showed overadvances of $3,023 and $1,976, respectively.  The Agreement provides that the Company will make revolving loan payments upon any overadvance to correct any deficiencies.  In addition to these failures to comply with covenants, on July 1, 2003, the Company failed to make a payment of $1,024 in fees due on that date.   However, if the Company defaults under any other covenants under the Agreement, the lenders can terminate the waiver and immediately declare a default under the Agreement.

On July 2, 2003, the Company received a short-term waiver of these covenants from its bank lenders, and on July 16, 2003, the waiver was extended through September 15, 2003. On July 30, 2003, the Company also received a temporary deferral agreement relating to a total of approximately $687 in scheduled interest payments on floating rate notes under the agreement due in late July and early August 2003. The deferral agreement, subject to certain conditions, deferred these interest payments until August 28, 2003.

On August 29, 2003, the Company received an additional temporary deferral of interest payments that also extended to September 15, 2003 to coincide with termination of the waiver.  The agreement deferred interest totaling $1,100.  This was in addition to $687 of interest payments that were deferred under the earlier temporary deferral agreement dated July 30, 2003.

On September 16, 2003, the Company received an additional 60-day waiver of these same covenants under its Agreement.  The waiver extended the time period for BMC to make certain scheduled principal and fee payments, and further defers all interest payment obligations until November 14, 2003, the termination date of the waiver extension.  The agreement defers interest totaling approximately $3.2 million, a combination of interest payments deferred to date and further interest payments expected to com due through November 14, 2003.  The earlier agreement, subject to certain conditions, had deferred interest payments until September 15, 2003.  Subsequent to the granting of this waiver, the Company has sold certain assets and used the net sales proceeds to reduce the total deferred interest due on November 14, 2003 to approximately $817.

Pursuant to the July 16th waiver and all subsequent waivers, the banks and the Company have agreed that no additional borrowings would be extended to the Company.

The Company continues to work with its lenders and advisors to secure a longer-term alternative to BMC's existing financing arrangement or another agreement for the restructuring of outstanding debt, including relief from these covenants and deferral of payments due to the banks.  If BMC is unable to achieve additional waivers or other relief from covenants, payment obligations and other requirements under the credit agreement, the Company likely will be in default as of November 14, 2003.   It is unlikely that BMC will be able to negotiate such alternative arrangements before the most recent waiver expires on November 14, 2003.  The failure to maintain compliance with all covenants under the credit agreement would result in a default, which would give lenders the ability to accelerate all outstanding debt.  In such event, BMC would need to refinance or restructure the Company's debt and, if unsuccessful in these efforts, to consider all other options, including seeking protection under the bankruptcy laws.

7.               Inventories

	September 30, 2003	December 31, 2002

Raw materials	$5,357	$13,030
Work in process	3,205	6,156
Finished goods	30,468	40,550
Total	$39,030	$59,736

Raw materials inventory is recorded at actual cost and all other inventories are recorded at average cost.

Inventory balances from discontinued operations totaled $8,418 at December 31, 2002 and are included in the balance in the table above.

During the second quarter ended June 30, 2003, the Company in conjunction with the restructuring activities as discussed in note 3, conducted a review of its product offerings and decided to discontinue selling product offerings and reduce the selling price of others.  As a result, the Company wrote-off or recorded a lower of cost or market charge totaling $4,551 during second quarter 2003. In the statement of operations, the charge is included in costs of products sold.   In third quarter 2003, the Company recorded an additional inventory reserve of $825 for slow-moving glass raw material inventory in Jakarta, Indonesia.  The total amount of write-offs and lower of cost or market charges was $5,376 for the nine-month period ended September 30, 2003.

Similarly, Buckbee-Mears recognized a charge of $2,214 for certain raw materials inventories specific to discontinued products.  The expense was included in costs of products sold in the statement of operations for the quarter ended June 30, 2003.  Additional write-offs of raw materials and finished goods inventories of $230 were recorded in the quarter ended September 30, 2003.

8.               Comprehensive Loss

The components of comprehensive loss, net of related tax, for the three and nine-month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Net loss	$(12,152)	$(4,185)	$(106,721)	$(61,372)
Foreign currency translation adjustments	1,425	263	2,266	2,427
Change in minimum pension liability	-	-	(1,373)	-
Gain on derivative instruments	-	368	1,154	1,075
Comprehensive loss	$(10,727)	$(3,554)	$(104,674)	$(57,870)

Foreign currency translation adjustment for 2003 is due to the change in cumulative translation adjustment resulting from the strengthening of the Euro against the U.S. dollar during the nine-month period ended September 30, 2003, as well as cumulative translation adjustments associated with the discontinued operations.

9.               Valuation Reserve for Deferred Tax Assets

During 2003, as a result of the Company's restructuring activities - in particular the actions it took related to its German subsidiary, the Company reassessed its ability to utilize the NOL carry forwards and other deferred tax assets for which it had not previously provided a tax valuation reserve.  With the German operation insolvent, as discussed in note 3, the Company determined that certain tax strategies are no longer available.  The Company has provided a valuation reserve for the remaining tax assets.  For the nine months ended September 30, 2003 the charge to tax expense for additional valuation reserves was $9,940.  The charges to tax expense of $70 for the quarter ended September 30, 2003 related to taxes associated with the Company's subsidiaries in several locations outside of the United States.

10.            Legal Matters and Contingent Liabilities

No significant legal proceedings or environmental matters arose during the quarter and there were no material changes in the status of the legal proceedings or environmental matters described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Reserves are established for estimated loss contingencies when it is determined that a loss is probable and the amount of the loss can be reasonably estimated.  Reserves for contingent liabilities are based upon management's assumptions and estimates, with input and review by legal counsel or other independent parties regarding the probable outcome of the matter.  If circumstances change, different facts or information become known or the actual outcome differs from the assumptions, the estimate reserves are revised accordingly and the change is recorded in income in the period in which the change occurs.

11.            Segment Information

The Company has two operating segments that manufacture and sell a variety of products:  Buckbee-Mears and Optical Products (operating under the Vision-Ease Lens trade name.)  Buckbee-Mears produces aperture masks, which are critical components of color television picture tubes.   Optical Products designs, manufactures and distributes polycarbonate and glass eyeglass lenses and sources and distributes hard-resin plastic eyeglass lenses.

The following is a summary of certain financial information relating to the two segments for the three-month period ended September 30, 2003:

	Three Months Ended September 30
	Buckbee-Mears		Optical Products		Consolidated
	2003	2002	2003	2002	2003	2002

Revenues	$16,005	$17,387	$24,779	$25,113	$40,784	$42,500
Cost of products sold	17,892	15,615	24,627	22,482	42,519	38,097
Gross margin	(1,887)	1,772	152	2,631	(1,735)	4,403
Gross margin %	(11.8)%	10.2%	0.6%	10.5%	(4.3)%	10.4%
Selling expense	598	559	2,194	2,182	2,792	2,741
Impairment of long-lived assets	-	-	-	-	-	-

Corporate administration	-	-	-	-	5,834	1,484
Income (loss) from continuing operations	$(2,485)	$1,213	$(2,042)	$449	(10,361)	178
Continuing operations income (loss) %	(15.5)%	7.0%	(8.2)%	1.8%	(25.4)%	0.4%

Interest and other
expense, net					(2,054)	(2,473)

Loss from continuing operations before
income taxes					$(12,415)	$(2,295)

Total Assets	34,742	115,032	98,175	111,378	139,619	241,232

The following is a summary of certain financial information relating to the two segments for the nine-month period ended September 30, 2003:

	Nine Months Ended September 30
	Buckbee-Mears		Optical Products		Consolidated
	2003	2002	2003	2002	2003	2002

Revenues	$45,753	$53,551	$78,825	$87,091	$124,578	$140,642
Cost of products sold	50,630	51,214	74,413	79,101	125,043	130,315
Gross margin	(4,877)	2,337	4,412	7,990	(465)	10,327
Gross margin %	(10.7)%	4.4%	5.6%	9.2%	(0.4)%	7.3%
Selling expense Impairment of long-	2,197	2,197	6,178	6,722	8,375	8,919
lived assets	42,444	-	2,592	-	45,036	-
Restructuring charges	-	-	-	2,800	-	2,800
Corporate
administration	-	-	-	-	9,027	4,736
Income (loss) from continuing operations	$(49,518)	$140	$(4,358)	$(1,532)	(62,903)	(6,128)
Continuing operations income (loss) %	(108.2)%	0.3%	(5.5)%	(1.8)%	(50.5)%	(4.4)%

Interest and other
expense, net					(7,549)	(4,608)

Loss from continuing operations before
income taxes					$(70,452)	$(10,736)

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of three months ended September 30, 2003 and 2002

Total revenues from continuing operations were $40.8 million for the third quarter ended September 30, 2003 compared to $42.5 million in third quarter 2003.  The revenue decline of $1.7 million is a 4% reduction from third quarter 2002.

Revenues of the Buckbee-Mears group (BMG) for the third quarter decreased $1.4 million, or 8%, from $17.4 million in 2002 to $16.0 million in 2003.  The movement of tube production away from BMG's home markets, North America and Europe, to Asian manufacturers continued to adversely affect sales mix, price and volume.  With worldwide mask capacity continuing to exceed demand, mask prices declined.  Although entertainment mask sales were slightly higher than the same quarter last year, there was a dramatic shift in BMG sales toward higher-cost, lower-margin invar products.  Lower-margin sales of smaller masks into Asia accounted for much of the shift.  Unit sales of entertainment masks were 2.5% lower than the same quarter last year.  Sales of monitor masks, a product line that was previously discontinued, were $0.9 million in the third quarter of 2002 and accounted for the majority of the decrease in mask sales quarter over quarter.  Sales of non-mask products decreased by $0.7 million compared to the same quarter last year.

Third quarter revenues for the Optical Products group (OPG) totaled $24.8 million compared to $25.1 million in the prior-year quarter.  Lost market share in the highly price sensitive commodity polycarbonate sector was a key factor to reduced sales in the earlier period.  Sales management has implemented promotional programs and price changes supported by lower manufacturing costs in Jakarta in an effort to regain lost sales which has positively impacted the third quarter 2003.   As a result, polycarbonate lens sales increased $1.6 million compared to the year-ago period.  Plastic lens sales, which are generally sold at lower margins, declined $0.9 million versus the third quarter 2002.  Supply constraints in plastic continued in the third quarter of 2003 hampering sales. Glass lens sales declined $0.8 million compared to last year's third quarter. Although this product line remains profitable, glass as a percentage of the overall lens market has been declining as the market moves to other lens substrates.

Cost of products sold on a consolidated basis was 104% of revenues for the third quarter of 2003, resulting in a negative gross margin. By comparison, cost of products sold was 90% of revenues in the third quarter of 2002, with a gross margin of 10%.

Buckbee-Mears' cost of products sold was 111% of revenues in the 2003 period, compared to 90% in the 2002 period. Cost of products sold in the 2003 quarter has increased significantly due to factors relating to the restructuring of the Company's mask operations.  Low production volumes during the quarter, including unplanned line shutdowns, resulted in $1.1 million of unabsorbed cost expensed in the period.  The Company also recorded severance costs of $0.6 million during the quarter.  Price erosion also contributed to the increase in cost as a percent of revenue.

The Optical Products group's cost of products sold was 99% of revenues in the 2003 period, compared to 90% in the 2002 period and 116% in second quarter 2003.  Margins were impacted by higher production costs in our Ramsey manufacturing plant in previous periods that were reflected in costs of products sold during the quarter.  Also, additional inventory and other valuation reserves were increased by approximately $1.4 million during the quarter as the Company continues its restructuring efforts and cash flow initiatives.  During the second and third quarter 2003, operations management transferred polycarbonate production of an additional 15% and 10%, respectively, to our Jakarta, Indonesia plant.  As a result, reduced production costs will improve margins as Jakarta production is sold from inventory.

Selling expenses were $2.8 million or 7% of revenues and $2.7 million or 6% for each of the third quarters of 2003 and 2002, respectively.  Selling expenses remained flat quarter over quarter.

Administrative expenses were $5.8 million for third quarter 2003 compared to $1.5 million for the same period in 2002.  The increase in expenses is due principally to advisory service fees of $3.6 million incurred in connection with bank compliance issues and the Company's financial condition.  See note 4 to the consolidated financial statements for additional discussion regarding these fees.

Interest expense in the third quarter of 2003 was $2.6 million in third quarter 2003 compared to $2.4 million compared to the same period last year.

Other income of $0.5 million in the third quarter of 2003 reflects foreign exchange gains and minority interest from the Company's Jakarta operation. Other expense of $0.1 million in the third quarter of 2002 was primarily minority interest from the Company's Jakarta operation.  Foreign exchange gains and losses result from foreign exchange adjustments on certain transfers of funds for operating expenses and from purchases of supplies denominated in Japanese yen or European Union euro.

The provision for income taxes for third quarter 2003 included tax expense associated with the Company's subsidiaries in various locations outside of the United States.  In the third quarter of 2002, the Company recorded income tax expense of $0.9 million, which was a function of the domestic and foreign earnings mix for that period.

Comparison of nine months ended September 30, 2003 and 2002

Total revenues from continuing operations for the first nine months of 2003 decreased by $16.0 million, or 11%, from the first nine months of 2002.

Revenues of the Buckbee-Mears group (BMG) for the nine-month period decreased $7.8 million or 15% from the prior year period.  Sales of computer monitor masks decreased $2.9 million year over year due to the Company's exit from the computer monitor mask business during 2002.  Price decreases accounted for the majority of the $1.9 million drop in entertainment mask sales.  The market shift toward Asian tube manufacturers netted a $0.2 million sales increase with sales to Asia increasing $3.2 million offset by a $3.0 million decrease in sales in North America.  The remaining decrease of $3.0 million is attributable to the non-mask operation, which has been discontinued.

Revenues for the Optical Products group in the first nine months of 2003 totaled $78.8 million compared to $87.1 million in the prior-year, a decline of $8.3 million (10%).  Polycarbonate lens sales declined $0.5 million from the year-ago period.  Lost market share in the highly price sensitive commodity polycarbonate sector was a key factor to reduced sales. Sales management has enacted programs and price changes based on lower manufacturing costs in Jakarta in an effort to regain share which is evidenced by the increase in polycarbonate sales for the current quarter as discussed earlier.  Still affecting 2003 sales efforts, was the Company's inability to fully meet customer demands in the first half of 2002, which resulted in customers sourcing their product needs elsewhere.   The Company is making significant improvements in customer service and is re-establishing relationships with former customers and building new customer relationships.  Lower-margin plastic lens sales declined $2.7 million versus the first nine month of 2002.  Glass lens sales declined $3.7 million compared to last year's first nine months. Although glass product is still profitable, glass sales as a percentage of the overall lens market has been declining at a year over year rate of 10% to 15% as the market moves to other lens substrates.  Supply constraints in plastic continue to hamper sales.

Cost of products sold on a consolidated basis was 100% of revenues for the nine months ended September 30, 2003. By comparison, cost of products sold was 93% of revenues in the 2002 period, with a gross margin of 7%.

Buckbee-Mears' cost of products sold was 111% of revenues in the 2003 period, compared to 96% in the 2002 period. The restructuring of the Company's mask operation in the second quarter of 2003 significantly affected cost of products sold for the nine-month period ended September 30, 2003.   The decrease in margins reflects the change in product mix and the movement of sales to Asian tube manufacturers.  Continued pressure on mask prices and margins is expected because of the overcapacity in mask production in the market.

The Optical Products group's cost of products sold was 94% of revenues in the 2003 period, compared to 91% in the same 2002 period. As part of the overall restructuring initiated in second quarter 2003, the Company discontinued some 7,000 individual product items, representing approximately 20% of the group's products.  As a result, related raw materials, finished goods and tooling were written down to net realizable value.  Together with other valuation reserves adjustments during the year, the total impact to cost of products sold of reserve changes was $6.4 million.  In the first nine months of 2002, margins were negatively impacted by a $2.8 million restructuring charge related to the closure of the Azusa plant and the associated cost of relocating those operations to Ramsey, Minnesota and Jakarta, Indonesia facilities.  After the transfer of production capacity to Jakarta in the fourth quarter of 2002 and the second quarter of 2003, this facility represents approximately 40% of Vision-Ease's total polycarbonate production.

Selling expenses were $8.4 million, or 7%, of revenues and $8.9 million, or 6%, of revenues for the first nine months of 2003 and 2002, respectively.  Year over year selling expenses have declined slightly from the first nine months of 2002 because of prior restructuring actions and cost control efforts.

Administrative expenses were $9.0 million for the year to date period in 2003 compared to $4.7 million for the same period in 2002.  The increase in expenses is due to advisory service fees incurred in connection with bank compliance issues and the Company's financial condition.  See note 4 for additional discussion regarding these fees.

Interest expense in the first nine months of 2003 was $8.2 million compared to $7.6 million in the first nine months of 2002.  Higher average debt levels relative to 2002 resulted in a larger interest burden during the first nine months of 2003.

Other income totaling $0.6 million for the first nine months of 2003 is primarily from foreign exchange gains on European receivables and intercompany funds transfers and on the sale of assets. Other income for the first nine months of 2002 included a $3.5 million gain related to the sale of the Optical Products segment's Optifacts software unit, partially offset by foreign exchange losses.

The provision for income taxes of $10.1 million for the nine-month period ended September 30, 2003 included a $9.9 million increase in the tax valuation reserve for the remaining tax assets on the Company's balance sheet. The remaining tax expense is associated with the Company's subsidiaries in various locations outside of the United States. Given its current financial condition, material uncertainty regarding future prospects, and the insolvency actions pertaining to the German subsidiary, the Company determined that it could not longer reasonably expect to recognize the tax benefits.  In future periods, the Company will evaluate business conditions and adjust the valuation reserve accordingly.  The 2002 tax rate was a function of the Company's domestic and foreign earnings mix.

MARKET RISK

In addition to the market risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, the Buckbee-Mears mask business faces an accelerated decline in its home markets as production moves to Asia.  Additionally, it is possible that our former German operations could emerge from insolvency and compete directly against the Buckbee-Mears group in the Mask market.

FOREIGN CURRENCY

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions.  The Company manufactures its products in the United States and Indonesia and purchases raw materials and products for resale from Asian and other foreign suppliers, which can be denominated in the Japanese yen or the European Union euro.  The Company sells its products in the United States and in various foreign markets.  The Company's sales are typically denominated in either the U.S. dollar or the euro.  Buckbee-Mears also has an indirect exposure to the Japanese yen and the Korean won because its most significant competitors are Japanese and Korean.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  In addition, sales of products overseas are affected by the value of the U.S. dollar relative to other currencies.  Long-term strengthening of the U.S. dollar may have an adverse effect on these sales and competitive conditions in the Company's markets and may limit the Company's ability to increase product pricing in times of adverse currency movements.

To manage the volatility relating to these exposures, the Company utilizes from time to time various derivative instruments, including foreign currency forward-exchange contracts.  As of September 30, 2003, the Company had no forward foreign currency contracts in place.

FINANCIAL POSITION AND LIQUIDITY

Total consolidated debt at September 30, 2003 and at June 30, 2003 was $130.7 million compared to $112.3 million at December 31, 2002.  The Company's total debt under its domestic credit agreement at September 30, 2003 was $130.1 million.  The remaining $0.6 million relates primarily to debt associated with the Company's Hungarian subsidiary.

BMC's cash and cash equivalents balance at September 30, 2003, was $5.0 million, down slightly from $5.6 million at June 30, 2003, and up from $1.6 million at December 31, 2002.  At present, the Company is unable to borrow further funds under its bank credit facility.  To operate within this limitation, the Company is attempting to reduce its operating costs as well as working with its vendors and customers to conserve cash.

Working capital, which includes $130.7 million of current debt, was a negative $89.5 million.   Working capital at September 30, 2003, excluding current debt, was $41.2 million compared to $53.8 million at December 31, 2002.  The current ratio was 0.5 and 1.8 at September 30, 2003 and December 31, 2002, respectively.  The ratio of debt to capitalization was 152% at September 30, 2003 and 65% at December 31, 2002.

The Company's current financial condition and liquidity position may jeopardized customer and vendor confidence and could affect future sales and the supply of materials and services.

Virtually all of the Company's debt is pursuant to its domestic credit agreement (the "Agreement"), which provides for total term loans of up to $110.0 million and additional revolving credit subject to borrowing base requirements up to $35.0 million. As of September 30, 2003, the Company had $101.5 million of term loans and $28.6 million of revolving loans outstanding under its Agreement. The Agreement requires the Company to make term loan amortization payment of $3.5 million at the end of each calendar quarter beginning in 2003; however, the requirement to make payments in the second and third quarters of 2003 was deferred.  During the waiver period describe below, the Company cannot borrow additional funds. The Company also has $3.2 million of letters of credit outstanding under the Agreement.  Total debt outstanding under the Agreement of  $130.1 million did not change during the quarter ended September 30, 2003.  The average daily outstanding balances under the Agreement were $130.1 million in the quarter ended September 30, 2003, $126.8 million in the quarter ended June 30, 2003,  $125.2 million in the quarter ended March 31, 2003 and $122.3 million in the quarter ended December 31, 2002.

The Company has historically had material variances in its intra-quarter cash flows, with a significant amount of customer receipts received in the latter part of each month.  Also, in an effort to meet financial covenants, which are measured at quarter-ends, the Company has taken action in the past to minimize its outstanding debt at each quarter end.  As a result, the Company's intra-quarter debt and cash balances have varied significantly from those debt and cash balances reported at quarter end.

As of September 30, 2003, the Company did not comply with the following covenants and requirements: (1) the Company failed to make $3.5 million in scheduled principal payments due on September 30 and on June 30, 2003. (2) The Company did not satisfy a total debt to trailing 12-month EBITDA ratio, which was not to exceed 3.25 times at September 30, 2003.  The ratio could not be calculated, because the Company's trailing 12 month EBITDA was negative $46.3 million, compared to total debt, as defined in the Agreement, of $131.5 million.(3) The Company did not satisfy a total trailing 12-month EBITDA to interest expense ratio, which was to exceed 2.50 times at September 30, 2003.  The ratio could not be calculated because the Company's trailing 12 month EBITDA was negative $46.3 million.   (4) The Company did not satisfy a covenant that required its consolidated net worth to exceed a minimum amount as defined in the Agreement.  On that date, the Company's consolidated net worth as defined in the Agreement was $74.6 million, below the minimum covenant level of $169.6 million.  (5) The Company's preliminary borrowing base calculations for August 31, 2003, and September 30, 2003, showed overadvances of $3,023 and $1,976, respectively.  The Agreement provides that the Company will make revolving loan payments upon any overadvance to correct any deficiencies. In addition to these failures to comply with covenants, on July 1, 2003, the Company failed to make a payment of $1.0 million in fees due on that date.  However, if the Company defaults under any other covenants under the Agreement, the lenders can terminate the waiver and immediately declare a default under the Agreement.

On July 2, 2003, the Company received a short-term waiver of these covenants from its bank lenders, and on July 16, 2003, the waiver was extended through September 15, 2003. On July 30, 2003, the Company also received a temporary deferral agreement relating to a total of approximately $0.7 million in scheduled interest payments on floating rate notes under the agreement due in late July and early August 2003. The deferral agreement, subject to certain conditions, deferred these interest payments until August 28, 2003.

On August 29, 2003, the Company received an additional temporary deferral of interest payments that also extended to September 15, 2003 to coincide with termination of the waiver.  The agreement deferred interest totaling $1.1 million.  This was in addition to $0.7 million of interest payments that were deferred under the earlier temporary deferral agreement dated July 30, 2003.

On September 16, 2003, the Company received an additional 60-day waiver of these same covenants under its Agreement.  The waiver extended the time period for BMC to make certain scheduled principal and fee payments, and further defers all expected interest payment obligations until November 14, 2003, the termination date of the waiver extension.  The agreement defers interest totaling approximately $3.2 million, a combination of interest payments deferred to date and further interest payments coming due through November 14, 2003.  The earlier agreement, subject to certain conditions, had deferred interest payments until September 15, 2003.  Subsequent to the granting of this waiver, the Company has sold certain assets and used the net proceeds to reduce the total deferred interest due on November 14, 2003 to approximately $0.8 million.

In addition to maintaining compliance with covenants, BMC must continue to meet its ongoing operational funding requirements.  The Company's cost of borrowing and access to capital has deteriorated significantly.  As a consequence, BMC has retained financial advisors to help in finding a solution to these liquidity issues and avoid further defaults under the Agreement.

In the short term, the Company intends to maximize its cash resources by selling non-essential property and equipment, which may, depending on proceeds received, result in additional charges to income.  Cash will also be maximized by reducing raw materials costs, by deferring capital equipment expenditures, by deferring other non-essential costs, by offering favorable payment terms to customers to encourage prompt payment, and by reducing production levels.   The Company believes these approaches will enable the Company to meet its short-term working capital needs. However, the lack of revolver availability may adversely affect the Company's ability to respond to unexpected cash needs and may cause the Company to exhaust its current cash balance.

The Company continues to work with its lenders and advisors to secure a longer-term alternative to BMC's existing financing arrangement or another agreement for the restructuring of outstanding debt, including relief from these covenants and deferral of payments due to the banks.  If BMC is unable to achieve additional waivers or other relief from covenants, payment obligations and other requirements under the credit agreement, the Company likely will be in default as of November 14, 2003.   It is unlikely that BMC will be able to negotiate such alternative arrangements before the most recent waiver expires on November 14, 2003.  The failure to maintain compliance with all covenants under the credit agreement would result in a default, which would give lenders the ability to accelerate all outstanding debt.  In such event, BMC would need to refinance or restructure the Company's debt and, if unsuccessful in these efforts, to consider all other options, including seeking protection under the bankruptcy laws.

ENVIRONMENTAL

BMC's operations are subject to federal, state, local and foreign environmental laws and regulations.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), BMC has been designated as a potentially responsible party (PRP) by the United States Environmental Protection Agency with respect to certain waste sites at which we may have had direct or indirect involvement.  Similar designations have been made by some state environmental agencies under applicable state environmental laws.  Such designations are made regardless of the extent of our involvement.  Such designations have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter.  These actions are in various stages of administrative or judicial proceedings.  They include demands for recovery of past governmental costs and/or for future investigative or remedial actions.  In some cases, the dollar amount of site costs or our portion of site costs is not specified.  In most cases, however, BMC has been designated a de minimis party and claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against BMC.  We are currently involved in seven environmental investigations and/or remedial actions in which final settlement has not been reached.

To the extent possible, and with the amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to environmental investigations and/or remedial actions and recorded reserves for such liability in accordance with generally accepted accounting principles.  The reserves represent management's best estimate, after reviewing expected costs with independent consultants, attorneys and other third parties assisting with environmental matters, of the expected costs.  Management does not believe there are reasonably possible material losses in excess of the reserves. Therefore, it is BMC's opinion that our liability with respect to these matters should not have a material adverse effect on our financial position or the results of operations.  In arriving at this conclusion, we have considered, among other things, the payments that have been made in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocated defense and remedial costs; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs, to the extent known; existing technology; and currently enacted laws and regulations.  A portion of the costs and related liability for these matters has been or will be covered by insurance or third parties.

CAUTIONARY STATEMENTS

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q by the Company or its representatives, as well as other communications, including reports to shareholders, news releases and presentations to lenders or investors, contain forward-looking statements made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to non-historical information and include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. We caution the reader not to place undue reliance on any such forward-looking statements, which reflect our opinion as of the date of this report. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected and include, among others, the Company's ability to obtain a waiver or other relief from our lenders beyond November 14, 2003; ability to negotiate financing arrangements or other solutions in replacement of our existing credit facility; the ability to generate sufficient cash flow to meet obligations during any future waiver periods and future availability of borrowing capacity to the Company; the ability to meet future financial covenants under the credit agreement or other financing documents; ability to maintain credit terms with vendors; ability to manage working capital and align costs with market conditions; ability to achieve higher yields at Vision-Ease Lens; ability to reduce inventories while maintaining consistently high customer service levels and product fill rates; ability to increase sales of products at both Vision-Ease Lens and Buckbee-Mears, in particular our ability to replace lost NAFTA and European aperture mask sales with sales in Asia and other areas of the world; further aperture mask price declines; slowdown in growth of, or price reductions in, high-end optical lens products; fluctuations in currency exchange rates; rising raw material costs; ability to successfully complete the restructuring of our European operations; availability of acceptable terms with our trade creditors; ability to develop new products to grow within our markets; and the effect of ongoing economic uncertainty on the Company's operations.  These and other risks and uncertainties are more particularly described in "Item 1 - Business" of the Company's Form 10-K for the year ended December 31, 2002, which in some cases have affected and in the future could adversely affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement.  These factors should not, however, be considered an exhaustive list.  The Company does not undertake the responsibility to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20.

Item 4.      Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), BMC management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Rule 13a-15(d), BMC management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, no such change occurred during the quarter covered by this report.

Part II:  OTHER INFORMATION

Item 1.      Legal Proceedings

With regard to legal proceedings and certain environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page 16 and Note 10 of the "Notes to Condensed Consolidated Financial Statements".

Item 3.      Defaults Upon Senior Securities

As of September 30, 2003, the Company did not comply with the following covenants and requirements: (1) the Company failed to make $3.5 million in scheduled principal payments due on September 30 and on June 30, 2003. (2) The Company did not satisfy a total debt to trailing 12-month EBITDA ratio, which was not to exceed 3.25 times at September 30, 2003.  The ratio could not be calculated, because the Company's trailing 12 month EBITDA was negative $46.3 million, compared to total debt, as defined in the Agreement, of $131.5 million.  (3) The Company did not satisfy a total trailing 12-month EBITDA to interest expense ratio, which was to exceed 2.50 times at September 30, 2003.  The ratio could not be calculated because the Company's trailing 12 month EBITDA was negative $46.3 million.   (4) The Company did not satisfy a covenant that required its consolidated net worth to exceed a minimum amount as defined in the Agreement.  On that date, the Company's consolidated net worth as defined in the Agreement was $74.6 million, below the minimum covenant level of $157.6 million.  (5) The Company's preliminary borrowing base calculations for August 31, 2003, and September 30, 2003, showed overadvances of $3,023 and $1,976, respectively.  The Agreement provides that the Company will make revolving loan payments upon any overadvance to correct any deficiencies.  In addition to these failures to comply with covenants, on July 1, 2003, the Company failed to make a payment of $1.0 million in fees due on that date.  However, if the Company defaults under any other covenants under the Agreement, the lenders can terminate the waiver and immediately declare a default under the Agreement.

On July 2, 2003, the Company received a short-term waiver of these covenants from its bank lenders, and on July 16, 2003, the waiver was extended through September 15, 2003. On July 30, 2003, the Company also received a temporary deferral agreement relating to a total of approximately $0.7 million in scheduled interest payments on floating rate notes under the agreement due in late July and early August 2003. The deferral agreement, subject to certain conditions, deferred these interest payments until August 28, 2003.

On August 29, 2003, the Company received an additional temporary deferral of interest payments that also extended to September 15, 2003 to coincide with termination of the waiver.  The agreement deferred interest totaling $1.1 million.  This was in addition to $0.7 million of interest payments that were deferred under the earlier temporary deferral agreement dated July 30, 2003.

On September 16, 2003, the Company received an additional 60-day waiver of these same covenants under its Agreement.  The waiver extended the time period for BMC to make certain scheduled principal and fee payments, and further defers all interest payment obligations until November 14, 2003, the termination date of the waiver extension.  The agreement defers interest totaling approximately $3.2 million, a combination of interest payments deferred to date and further interest payments expected to come due through November 14, 2003.  The earlier agreement, subject to certain conditions, had deferred interest payments until September 15, 2003.  Subsequent to the granting of this waiver, the Company has sold certain assets and used the net proceeds to reduce the total deferred interest due on November 14, 2003 to approximately $0.8 million.

Pursuant to the July 16th waiver and all subsequent waivers, the banks and the Company have agreed that no additional borrowings would be extended to the Company.

The Company continues to work with its lenders and advisors to secure a longer-term alternative to BMC's existing financing arrangement or another agreement for the restructuring of outstanding debt, including relief from these covenants and deferral of payments due to the banks.  If BMC is unable to achieve additional waivers or other relief from covenants, payment obligations and other requirements under the credit agreement, the Company likely will be in default as of November 14, 2003.   It is unlikely that BMC will be able to negotiate such alternative arrangements before the most recent waiver expires on November 14, 2003.  The failure to maintain compliance with all covenants under the credit agreement would result in a default, which would give lenders the ability to accelerate all outstanding debt.  In such event, BMC would need to refinance or restructure the Company's debt and, if unsuccessful in these efforts, to consider all other options, including seeking protection under the bankruptcy laws.

Item 5.      Other Matters

On August 18, 2003, the Company received notice from the New York Stock Exchange (NYSE) that the common stock of BMC, listed under the ticker symbol BMM, would be suspended prior to the market opening on August 21, 2003 or an earlier date in the event of a material adverse development.  Trading on the NYSE was suspended on August 19, 2003 and the NYSE commenced proceedings with the Securities and Exchange Commission to delist the securities.  Immediately following the suspension of trading on the NYSE, the common stock of BMC began trading in the "pink sheets" under the ticker symbol BMMI.  Shortly thereafter, the common stock also began trading on the Over-The-Counter Bulletin Board (OTCBB).  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the counter equity securities.  Investors should be aware that trading in BMC's common stock through market makers and quotation on the OTCBB and the "pink sheets" may involve risk, such as slower execution of trades than might be experienced on the NYSE.

Item 6.      Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.52	Fourth Declaration of Amendment to the BMC Industries, Inc. Savings and Profit Sharing Plan - 2001 Revision, dated August 29, 2003.

	31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K.

The Company filed a Form 8-K on august 19, 2003 reporting BMC Industries, Inc. issued a press release announcing second quarter 2003 financial results and providing earnings guidance for the second quarter of 2003.

The Company filed a Form 8-K on August 28, 2003, reporting BMC Industries, Inc. entered into a Temporary Deferral Agreement, dated as of August 28, 2003, with Deutsche Bank Trust Company Americas, as administrative agent for the lenders and a lender, Bank One, NA, as documentation agent and a Lender; and several banks and other financial institutions.

The Company filed a Form 8-K on November 13, 2003 reporting BMC Industries, Inc. issued a press release announcing third quarter 2003 financial results and providing earnings guidance for the third quarter of 2003.

The Company filed a Form 8-K/A on November 13, 2003 reporting BMC Industries, Inc. issued an amended press release to correct inadvertent errors contained in the reconciliation statement information on the press release issued earlier that day.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC INDUSTRIES, INC.

/s/ Curtis E. Petersen
Curtis E. Petersen

Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Richard G. Faber
Richard G. Faber

Corporate Controller
Dated: November 14, 2003	(Principal Accounting Officer)